Form 10QSB
period 2002-04-30
AMERICAN PULP EXCHANGE INC
filed 2002-06-14
CIK 1164123

OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30,2003
Estimated average burden hours per response: 32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30,2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________
Commission file number ______________________________
American Pulp Exchange, Inc (Exact name of small business issuer as specified in its charter)
Florida (State or other jurisdiction of incorporation or organization) 65-1158257 (IRS Employer Identification No.)

20090 Boca West Drive Boca Raton FL 33434 (Address of principal executive offices)

(561) 483-0640 (Issuer's telephone number)

__________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

AMERICAN PULP EXCHANGE, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

April 30. 2002

(unaudited)

ASSETS
Current Assets
Cash	$ 39,721.25
Total Assets	$ 39,721.25

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities	$ -0-
Stockholders Equity Common Stock, $ .0001 par value, authorized 50,000,000 shares, 4,150,000 issued and outstanding	$ 10,375
Additional paid in capital	$ 54,625
Accumulated Deficit	$ 25,281
Total Stockholders Equity	$ 39,721.25
Total Liabilities and Stockholders Equity	$ 39,721.25

AMERICAN PULP EXCHANGE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

PERIOD FEBRUARY 1, 2002

TO APRIL 30. 2002

(unaudited)

Operations During Period February 1, 2002 to April 30. 2002
Revenue	$ -0-
Expenses	$ 11,769
Net Income (Loss)	$ (11,769)
Net Income per weighted average shares	$ (0.003)
Weighted average of shares	4,150,000

AMERICAN PULP EXCHANGE, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

PERIOD COMMENCING FEBRUARY 1, 2002 TO APRIL 30. 2002

(unaudited)

	Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Development Stage Period	Total Stockholders Equity
Previous Balance January 31, 2002	4,150,000	$10,375	$54,625	$(13,512)	$51,488
Issuance of Stock	-0-	-0-	-0-	-0-	-0-
Net (loss) January 31, 2002	-0-	-0-	-0-	(11,769)	(11,769)
Balance April 30. 2002	4,150,000	$10,375	$54,625	$(25,281)	$39,721

AMERICAN PULP EXCHANGE, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

PERIOD COMMENCING FEBRUARY 1, 2002

TO APRIL 30, 2002

(unaudited)

Operations During Period February 1, 2002 to April 30. 2002
Cash Flows from operations: Net income (loss)	$(25,281)
Common Stock issued to founder
Net cash provided for operations	(25,281)
Cash flows from financing activities: Issuance of common stock	-0-
Net increase (decrease) in cash	(25,281)
Cash beginning	$51,488
Cash ending	$39,721

SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on December 11, 2001.

The Company is in the development stage. The Company plans to develop a website where individuals can interact in an online marketplace for the pulp and paper industry. The Company currently has no operations.

Basis of Accounting

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has retained October 31 as its annual yearend.

Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement No. 109 whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Due to the uncertainty of utilizing the net operating loss of approximately $13,000, an offsetting valuation has been provided.

Net Loss per Common Share

The Company reports earnings per share in accordance with SFAS No, 128, "Earnings per Share." Basic earnings per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period and that diluted earnings per share is computed by dividing the net income (loss) by the weighted average of common shares and common share equivalents outstanding during the period.

Website Development Costs

The Company plans to account for the costs of developing its website pursuant to SOP No. 98-1, "Accounting for the costs of computer software developed or obtained for internal use" which sets forth certain conditions in which the costs will be expensed when incurred. The Company is in its development stage, thus has not incurred website costs nor commenced operations as of the date of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Event

As of May 23, 2002 the Securities and Exchange Commission has cleared the companys SB-2 registration statement and has become effective as of June 3, 2002.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

The American Pulp Exchange, Inc.s business plan is to become actively engaged in providing an online marketplace for the pulp and paper industry, via the internet. Currently we have purchased a domain name called www.Onlinepulpexchange.com. We have also entered in a contract with a web hosting provider, to provide us with the necessary disk space capacity for our website and email capability for the next 12 months. We have also posted a welcome page on our website, to introduce ourselves to potential customers until a fully operational e commerce website is constructed.

We anticipate that we will meet our cash requirements for the 12 months with current cash. However, in moving forward, past our twelve-month outlook, we may depend upon capital to be derived from future financing through a subsequent offering of stock. There can be no assurance that we will be successful in raising the capital we may require.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Al Siegel (Registrant)
Date ___6-14-2002_______________	/s/ Al Siegel___________ (Signature)*
Al Siegel, President