Form 10QSB
period 2002-07-31
AMERICAN PULP EXCHANGE INC
filed 2002-09-13
CIK 1164123

OMB APPROVAL
OMB Number: 3235-0416
Expires: July 31,2003
Estimated average burden hours per response: 32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31,2002

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

AMERICAN PULP EXCHANGE, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

July 31. 2002

(unaudited)

ASSETS
Current Assets
Cash	$ 28,568.
Total Assets	$ 28,568.

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities	$ -0-
Stockholders Equity Common Stock, $ .0025 par value, authorized 50,000,000 shares, 4,345,000 issued and outstanding	$ 10,863
Additional paid in capital	$ 54,087
Deficit Accumulated in development stage	$ (38,382)
Total Stockholders Equity	$ 28,568.
Total Liabilities and Stockholders Equity	$ 28,568.

AMERICAN PULP EXCHANGE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

JULY 31, 2002

(unaudited)

	Three Months ended July 31, 2002	Deficit Accumulated during development stage Period December 11, 2001 to July 31, 2002
Revenue	-0-	-0-
Expenses	$13,103	$38,382
Net Income (Loss)	$ (13,103)	$(38,382)
Net Income per weighted average shares	$(.003)	$(.0088)
Weighted average of shares	4,345,000	4,345,000

AMERICAN PULP EXCHANGE, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

THREE MONTHS ENDED

JULY 31, 2002

(unaudited)

	Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Development Stage Period	Total Stockholders Equity
Previous Balance April 31, 2002	4,150,000	$10,375	$54,625	$(25,279)	$39,721
Issuance of Stock	195,000	$488	$1,462	-0-	$1,950
Net (loss) July 31, 2002	-0-	-0-	-0-	(13,103)	(13,103)
Balance July 31. 2002	4,345,000	$10,863	$56,087	$(38,382)	$28,568

AMERICAN PULP EXCHANGE, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

THREE MONTHS ENDED

JULY 31, 2002

(unaudited)

	Three Months ended July 31, 2002	Deficit Accumulated during development stage Period December 11, 2001 to July 31, 2002
Cash Flows from operations: Net income (loss)	$(13,103)	$(38,382)
Common Stock issued for services	$1,950	$1,950
Net cash provided for operations	$(11,153)	$(36,432)
Cash flows from financing activities: Issuance of common stock	-0-	$65,000
Net increase (decrease) in cash	$(11,153)	(28,568)
Cash beginning	$39,721	-0-
Cash ending	$28,568	$28,568

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

The Company has retained consulting services in the month of July, to further expand on its present business plan. Fees in the amount of 195,000 shares, of restricted stock, were issued to Monahan Consulting, Inc. in lieu of cash payment of $1,950.00.

Item 3.    Controls and Procedures

In the quarter ended July 31, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter

CERTIFICATION

I, Al Siegel, President of American Pulp Exchange, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of American Pulp Exchange, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 3, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Al Siegel (Registrant)
Date: September 3, 2002	/s/ Al Siegel___________ (Signature)*
Al Siegel, President