Form 10KSB
period 2002-10-31
PENTHOUSE INTERNATIONAL INC
filed 2003-02-13
CIK 1164123

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  OCTOBER 31, 2002


[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                              -----------------    --------------

Commission file number 333-83448

                          PENTHOUSE INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)


                 FLORIDA                              65-1158257
      (State or Other Jurisdiction       (I.R.S. Employer Identification No.)
    of Incorporation or  Organization)

   11 PENN PLAZA, NEW YORK, NEW YORK                    10001
(Address of Principal Executive Offices)              (Zip Code)


                                 (212) 702-6000
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:  NONE.


Securities registered under Section 12(g) of the Exchange Act:  NONE.

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    [X]             No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's revenues for its most recent fiscal year: $0
                                                                   -----

         As of December 31, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $28,353,125. This value was computed by reference to the average bid and asked prices of such common equity.

         The number of shares of the Registrant's common stock outstanding as of December 31, 2002 was 50,000,000.

                          PENTHOUSE INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
ITEM 6.  DESCRIPTION OF BUSINESS.                                             5
                                                                            ----
ITEM 7.  DESCRIPTION OF PROPERTY.                                            13
                                                                            ----
ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.            14
                                                                            ----
ITEM 9.  REMUNERATION OF DIRECTORS AND OFFICERS.                             15
                                                                            ----
ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.      15
                                                                            ----
ITEM 11. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.          15
                                                                            ----

                                     PART II

ITEM 1.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY
         AND OTHER SHAREHOLDER MATTERS.                                      16
                                                                            ----
ITEM 2.  LEGAL PROCEEDINGS.                                                  16
                                                                            ----
ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.                      17
                                                                            ----
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                17
                                                                            ----
ITEM 5.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.                  17
                                                                            ----
ITEM 6.  REPORTS ON FORM 8-K.                                                17
                                                                            ----
                                    PART F/S                                 18

                                    PART III

ITEM 1.  INDEX TO EXHIBITS                                                   18
                                                                            ----
ITEM 2.  DESCRIPTION OF EXHIBITS                                             18
                                                                            ----

                    INFORMATION REQUIRED IN ANNUAL REPORTS OF
                       TRANSITIONAL SMALL BUSINESS ISSUERS
                                     PART I
                                  ALTERNATIVE 2

         The Issuer has elected to furnish information required by Items 6-11 of Model B of Form 1-A, as well as the information required by Parts II and III of Form 10-KSB.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         THE FEDERAL SECURITIES LAWS PROVIDE FOR A SAFE HARBOR FOR CERTAIN FORWARD-LOOKING STATEMENTS. THIS SAFE HARBOR PROTECTS US FROM LIABILITY IN A PRIVATE ACTION ARISING UNDER EITHER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, FOR FORWARD-LOOKING STATEMENTS THAT ARE IDENTIFIED AS SUCH AND ACCOMPANIED BY MEANINGFUL CAUTIONARY STATEMENTS OR ARE IMMATERIAL.

         WHEN USED IN THIS FORM 10-KSB, THE WORDS OR PHRASES "ESTIMATE," "INTENDS," "MAY," "EVALUATING" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, LACK OF OPERATING HISTORY, NEED FOR ADDITIONAL FINANCING, HISTORY OF LOSSES, THE SUCCESSFUL IDENTIFICATION OF STRATEGIC BUSINESS PARTNERS, THE SUCCESSFUL EXECUTION OF AGREEMENTS WITH STRATEGIC BUSINESS PARTNERS REQUIRED FOR THE IMPLEMENTATION OF BUSINESS PLANS AND THE SUCCESSFUL IDENTIFICATION, ACQUISITION AND INTEGRATION OF ADDITIONAL TARGET BUSINESSES. SUCH FACTORS COULD AFFECT PENTHOUSE INTERNATIONAL, INC.'S ("PII'S") FINANCIAL PERFORMANCE AND COULD CAUSE PII'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINION OR STATEMENTS EXPRESSED HEREIN WITH RESPECT TO FUTURE PERIODS. AS A RESULT, PII WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE.

         THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE AND, EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH THE STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. IN ADDITION, WE CANNOT ASSESS THE IMPACT OF EACH FACTOR ON OUR BUSINESS OR THE EXTENT TO WHICH ANY FACTOR OR COMBINATION OF FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS.

ITEM 6. DESCRIPTION OF BUSINESS.

GENERAL

         Penthouse International, Inc. ("PII"), through its 99.5% owned subsidiary General Media, Inc. ("GMI"), is a brand-driven global entertainment company established in 1965 by Robert C. Guccione catering to men's interests through various trademark publications, movies, licenses and our Internet Site, Penthouse.com. Unless context requires otherwise, all references to "we," "our," "us," or the "Company" are to PII and GMI.

         We are a global leader in the production and distribution of high-quality adult content, and we believe that we have one of the widest circulated family of adult publications in the world. Our physical distribution of our publications extends to approximately

150,000 points of sale, and we sell approximately eleven million copies annually. We have also been digitally distributing our proprietary content through Penthouse.com since 1995, operating one of the most well-known web sites on the Internet. We generate revenues from the sale of recurring memberships to our Internet Site, newsstand and subscription sales, as well as licensing income from the use of our trademarks internationally.

         Through GMI and subsidiaries, we hold significant intellectual property and other intangible assets. We own various trademarks developed over 37 years, which we believe are commercially valuable. We seek to protect our trademarks through registration and periodic infringement enforcement. In addition to registered and unregistered trademarks, our intellectual property assets include ownership of a library of motion pictures and still images. We regularly evaluate requests to license our brands, our video library or to participate in other commercial ventures by contributing our trademarks, including events with our Penthouse Pets.

         PII was originally incorporated as American Pulp Exchange, Inc. ("APE") in Florida on December 11, 2001, and was organized to develop a website to operate an online marketplace for the pulp and paper industry. On February 27, 2002, PII filed a registration statement on Form SB-2 with the Securities and Exchange Commission ("SEC") for the registration of 1,150,000 shares of its common stock under the Securities Act of 1933, as amended. On October 22, 2002, approximately 73% of APE's outstanding shares of capital stock were acquired by Vector Partners, LLC, a Los Angeles-based investment firm ("Vector"), and APE abandoned its original business plans in favor of pursuing favorable acquisition and restructuring opportunities.

         Following its acquisition of PII, Vector entered into a Stock Exchange Agreement dated November 4, 2002, with General Media International, Inc. ("GMII"). GMII, together with its subsidiaries other than PII (such subsidiaries are collectively referred to as the "Other GMII Subsidiaries"), engages in operations that are organized into the Real Estate Group (which owns various properties and real estate holdings), and the Fine Arts Group (which buys, sells and holds for sale a substantial inventory of works of art).

         On November 8, 2002, pursuant to the Stock Exchange Agreement, PII acquired 99.5% of the outstanding shares of GMI from GMII in exchange for the issuance of shares of APE's common stock comprising 85% of such class and 5,000 shares of APE's Series A Preferred Stock and the assumption of approximately $6.4 million of GMII's indebtedness, as part of a corporate restructuring plan designed to give PII greater flexibility in seeking new sources of financing. PII also obtained, as part of this transaction, a $5.0 million equity capital commitment from Morgan Berkeley Partners, LLC, a private investment group, for which PII has agreed to issue 5,000 shares of its Series B Preferred Stock. In connection with this transaction, GMII elected Robert C. Guccione, a principal of GMII, and, at the nomination of Vector Partners, Charles Samel to APE's board of directors. On November 18, 2002, APE filed an amendment to its First Amended and Restated Articles of Incorporation to change its name to Penthouse International, Inc.

         As a result of these transactions, GMII became the holder of 85% of PII, and PII became the holder of 99.5% of GMI. In addition, GMII became the holder of all of the outstanding shares of PII's Series A Preferred Stock, which entitle GMII to certain rights, preferences and privileges as a shareholder.

         GMI is a Delaware corporation formed in November 1993 by GMII to implement an operating and financing plan at the time, which included (i) the transfer to GMI of the stock of certain subsidiaries that formed a portion of the publishing and the entertainment segments of GMII and (ii) the private offering of senior debt securities (the "Series A Notes") and common stock purchase warrants (the "Private Offering"). Such plan enabled GMII to, among other things, direct resources to certain subsidiaries within its publishing and entertainment segments and improve operational and financial flexibility by replacing short-term debt with fixed-rate, long-term debt.

         On March 29, 2001 GMI refinanced the senior debt securities and common stock warrants. retiring the Series B Notes (which replaced the Series A Notes) and issuing new Series C Notes. Under a refinancing agreement, GMI exchanged $51.5 million principal amount of the Series B Notes and any warrants held by exchanging noteholders (the "Consenting Holders") for the "Series C Notes" and preferred stock meeting certain specified terms and conditions. The remaining $0.5 million of principal amount of senior debt securities that were not exchanged were retired by payments made to the holders on March 29, 2001. Any remaining warrants were exercised or expired.

         The Series C Notes will mature on March 29, 2004, bear interest at a rate of 15% per annum and require amortization payments of $6.5 million in the year ending March 29, 2003, and $4.6 million on or before December 31, 2003. In addition, further amortization equal to 50% of excess cash flow in each year is required, as well as any proceeds from the sale of certain real property owned by GMII (after payment of existing debt obligations thereon) and any proceeds to GMI from certain insurance policies on the life of the principal shareholder. GMI has pledged substantially all of its assets as collateral for the Series C Notes. During 2002, Robert Guccione, or GMII, paid an aggregate of $5.2 million in cash to GMI, which GMI used, in part, to make the required amortization payments described above, thereby reducing the principal balance of the Series C Notes. The payments were recorded as reduction of inter-company advances. As of the date hereof, the principal balance of the Series C Notes was approximately $41.8 million. Interest expense paid on the Notes during 2002 was $7.2 million.

         The preferred stock issued to the Consenting Holders carries an initial liquidation preference of $10 million, provides for "paid-in-kind" dividends at a 13% per annum rate and is convertible, after March 29, 2003, into 10% of GMI's common stock on a fully diluted basis in the year ending March 29, 2004, 12.5% of GMI's common stock on a fully diluted basis in the year ending March 29, 2005, and 15% of such common stock on a fully diluted basis during the year ending March 29, 2006. The preferred stock is mandatorily redeemable by GMI (subject to conversion rights) at the end of the year ending March 29, 2006. The preferred stock may be optionally redeemed by GMI at a discounted redemption price of $10 million in the year ending March 29, 2003, and may be optionally redeemed at increasing premiums during the years ending March 29, 2004, 2005 and 2006, provided that the Series C Notes are paid in full at or before the time of any redemption.

         GMI is subject to reporting obligations under Section 15(d) of the Securities Exchange Act of 1934, as amended.

         In connection with the above described events and as previously reporting on From 10-Q for the period ending September 30, 2002, we have made various operational enhancements, including cost cutting measures. The cumulative effect of the below listed improvements is approximately $5.0 million in annual savings, plus owner expense allocations reductions in the amount of $1.5 million on an annualized basis.

         The disclosed actions to improve profitability and improve cash flow are as follows:

         * On February 28, 2002, the Company reduced its workforce by 39 employees (26% of total workforce). This action is expected to reduce the amount of cash required for salary and benefit expenses by an estimated $1.8 million during 2002 and an estimated $2.34 million on an annualized basis.

         * Reduced the production costs of its magazines by negotiating reductions in the price of paper and printing costs, by changing the paper grades on its magazines and by changing their design to improve production efficiencies, thereby saving an estimated $0.7 million in cash during 2002 and an estimated $0.9 million on an annualized basis.

         * Reduced the amount of cash expended to promote subscriptions of the Affiliate Publications and reduced the amount of cash expended on other selling, general and administrative expenses by an estimated $1.4 million for 2002 and an estimated $1.6 million on an annualized basis.

         * Improved revenue by adding additional special issues of its magazines. Based on past experience, this action is expected to generate an estimated $0.3 million in additional cash during 2002.

         * Delayed employee salary increases for five months during 2002. This action is expected to save an estimated $50,000 in 2002.

         * We agreed with our Noteholders that beginning in July 2002 to reduce annual aggregate payments for the benefit of Robert Guccione by $1.5 million, from $4.5 million to $3.0 million.

         In addition:

         * In January, after a review process we reduced staff levels with estimated annual savings of an estimated $0.6 million.

         * We obtained a written competitive bid from a supplier to reduce certain other production costs by approximately $1.0 million per annum.

We have also mandated a continuation of budgetary limits on fixed asset investments. In the five year period from 1997 to 2001, we have maintained a cumulative five-year capital expenditure budget of $4.0 million while generating approximately $464 million in revenue during the same period; approximately 1:100 ratio.

OUR INDUSTRIES

         The adult entertainment industry is comprised of a broad array of entertainment products and services including magazines, adult videos and toys, companionship services, adult clubs, telephone sexchat lines, cable and satellite pay-per-view programming, and memberships and subscriptions. Adult entertainment is a significant component of the overall entertainment industry. For example, in 1998, U.S. box office receipts for mainstream motion pictures totaled $6.95 billion, while Forrester Research estimated the total U.S. adult entertainment market at $10.0 billion annually. We believe the worldwide adult entertainment market exceeds $56.0 billion annually. Despite the size of the market, we believe the market is fragmented when compared to other entertainment markets. We believe the low cost of producing and distributing content using new technologies has substantially reduced the barriers to entry in the industry. However, we believe that the capital and time cost associated with establishing global brand awareness is prohibitive to new companies. As a result, we believe we maintain a competitive advantage over other industry participants in attracting consumers and joint venture partners to our products and services. Further, based on the consumer awareness of the Penthouse brand and general demand for diversionary entertainment, we believe that we can extend the brand and general demand for diversionary entertainment, we believe that we can extend the brand to other lifestyle and image-conscious activities, such as music, live entertainment or retail, emulating other widely recognized consumer brands like the Virgin-Group.

Our Strategy, Products and Services

         Historically we have operated three business segments, (i) Publishing,
(ii) Online and (iii) Entertainment, consisting primarily of print magazines, our Internet Site at Penthouse.com and Video/DVD movie production and distribution, respectively. We are currently in the final stages of evaluating proposals to further diversify our overall sources of revenue, primarily focusing on expanding the digital distribution of our content through the Internet and expanding the sales channels used for Video/DVD movie distribution.


PUBLISHING SEGMENT

PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

         Penthouse magazine was founded by Robert Guccione, who first published the magazine in London in 1965 and in the United States in 1969. Penthouse magazine offers its readers a combination of photography, investigative journalism, fiction, illustration, humor, politics, art and business.

         To capitalize on the name recognition of Penthouse magazine, we have five Affiliate Publications. Each of the Affiliate Publications is further described below.

         Forum: A monthly publication in digest form that includes adult information, advice and entertainment provided by authors, journalists and medical and legal experts. The magazine is published domestically and licensed in Europe and Australia. In addition, we publish several special digest issues of Forum each year. Forum is sold at newsstands and through subscriptions.

         Variations: A monthly publication in digest form that features articles detailing the latest trends in adult entertainment. In addition, we publish several special digest issues of Variations each year. Variations is sold at newsstands and through subscriptions.

         The Girls of Penthouse: A bi-monthly full-sized publication featuring photographs of the most popular models who have appeared in Penthouse magazine. The Girls of Penthouse is sold at newsstands and through subscriptions.

         Penthouse Letters: A monthly full-sized publication featuring letters written by readers describing their erotic experiences and fantasies. Penthouse Letters is sold at newsstands and through subscriptions.

         Penthouse magazine and the Affiliate Publications are primarily sold through newsstand distribution by convenience stores, bookstores and newsstands. Approximately 46% of Penthouse's newsstand sales are derived from convenience stores, 17% are from bookstores and 12% are from newsstand distribution channels. Newsstand copies sold as a percentage of total copies sold of Penthouse magazine and the Affiliate Publications were approximately 69% for the year ended December 31, 2002.

         The number of magazine copies sold on newsstands varies monthly, depending on, among other things, the cover, pictorials and editorial content. Approximately 16% of total newsstand copies are sold internationally.

         Newsstand revenues for Penthouse magazine and the Affiliate Publications were $28.4 million, $31.0 million and $36.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, representing approximately 50%, 49% and 54% of our net revenues for these periods, respectively.

         In recent years, domestic newsstand circulation for men's magazines has been declining. From 1998 to 2002, Penthouse magazine and the Affiliate Publications domestic average monthly newsstand circulation decreased by 39%. We believe that the loss of several newsstand distribution outlets due to the change in social climate toward men's magazines, together with certain advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet, as well as ongoing consolidations of companies in the magazine distribution industry have largely contributed to the overall decrease in circulation, which is consistent with general trends in the industry.

         This decrease in domestic average monthly circulation for Penthouse magazine and the Affiliate Publications has been partially offset, however, by the Company's ability to maintain consistent cover price increases and the recapture of certain convenience store distribution channels. Penthouse magazine, for example, has steadily increased its cover price from $6.99 per issue for four issues, $7.99 per issue for five issues and $8.99 per issue for three issues in 2000 to $7.99 per issue for eight issues, $8.99 per issue for four issues and $10.00 for a special issue in 2002. The Company regularly price tests its magazines and adjusts cover prices accordingly.

         While newsstand circulation is the Company's principal means of distribution for Penthouse magazine and the Affiliate Publications, the Company has sought to increase their subscription circulation. The price of a twelve-month subscription to Penthouse magazine ranged from $29.95 to $46.00 in 2002, depending upon the source of the subscription. The Company attracts new subscribers to its magazines primarily through its own direct mail advertising campaigns, and through subscription agent campaigns. The Company recognizes revenues from its magazine subscriptions over the term of the subscriptions.

         Subscription revenues for Penthouse magazine and the Affiliate Publications were $6.7 million, $7.3 million and $6.9 million for the years ended December 31, 2002, 2001 and 2000, respectively, representing approximately 12%, 12 and 10% of the Company's net revenues for these periods.

ADVERTISING.

         Penthouse magazine and the Affiliate Publications are relatively less dependent on advertising revenues than many other magazines, as approximately 63% of their respective revenues are generated from newsstand sales, while approximately 15% are generated from subscription sales and approximately 16% are generated from advertising. Advertising revenues for Penthouse magazine and the Affiliate Publications were $7.3 million, $8.3 million and $8.8 million for the years ended December 31, 2002, 2001 and 2000, representing approximately 13%, 13% and 12% of the Company's net revenues for these periods, respectively, after excluding net revenues attributable to the Automotive Magazines.

         In 2002, Penthouse magazine's advertising pages decreased by 6% and advertising revenues decreased by 16% from 2001. These decreases were primarily due to the declining circulation of Penthouse magazine, which has the effect of decreasing advertising rates and making the magazine less attractive to advertisers. In addition, many advertisers scaled back on advertising in 2002 as a result of continuing weakness in the economy. In 2001, Penthouse magazine's advertising pages increased by 9% from the prior year, while advertising revenues decreased by 6% from 2000. This decrease was primarily due to the declining circulation of Penthouse magazine and a decrease in the amount of pay-per-call advertising in 2001. In 2000, Penthouse magazine's advertising pages decreased by 10% and advertising revenues decreased by 0.5% from 1999.

         Penthouse magazine also includes advertising for our own products, primarily its own pay-per-call telephone lines, Video/DVD's, internet products and pay-per-view programming.

FOREIGN EDITION LICENSING

         We have sought to expand its readership through foreign edition licensing arrangements pursuant to which we license the Penthouse brand name and trademarks to publishers in foreign countries. Licensees typically use pictorials from our library and provide their own editorial content to create the foreign editions. We, however, oversee the finished product to insure quality control and to maintain the spirit of the domestic edition. Under current licensing arrangements, we generally receives a one-time up-front fee and a royalty based upon a percentage of both circulation and advertising revenues, subject to certain minimum payments. In 2002, we received revenues from licensing agreements with publishers in Australia, Czech Republic, France, Germany, Greece, Holland, Hong Kong, Hungary, Japan, Korea, Romania, Spain, Taiwan, Thailand and the United Kingdom.

         Revenues from licensing of foreign editions were $1.7 million, $2.1 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, representing approximately 3% of our net revenues for these periods, respectively.

PRODUCTION, PRINTING, NEWSSTAND DISTRIBUTION AND SUBSCRIPTION FULFILLMENT

         We employ a staff of professionals to oversee the production, printing, distribution and fulfillment of its magazines. Through the use of state-of-the-art production equipment, economies of scale in printing contracts and efficiencies in subscription solicitation and fulfillment, we are able to efficiently publish and distribute all our publications. Our systems for both graphics and editing are also state-of-the-art, utilizing the services of only ten employees.

         Up until November 2001, our magazines, with the exception of Forum and Variations, were printed by R. R. Donnelley Corporation ("Donnelley") pursuant to several agreements (the "Agreements") with GMI which, after giving effect to an extension and amendment dated July 1997, were to expire in December 2003. In October 2001, Donnelley released GMI from the Agreements when it made the decision to close the printing plants that printed the magazines. Pursuant to an agreement dated October 12, 2001, GMI began using Quebecor World to print these magazines effective for magazines printed starting in December 2001. In 2000, Forum and Variations were printed by Access Printing and in 2002 and 2001 Forum and Variations were printed by Transcontinental Impression. Should we wish to change printers, we believe that other printers of similar quality could be engaged.

         The newsstand distribution of our magazines is handled by Curtis Circulation Company ("Curtis Circulation") pursuant to an agreement with GMI that expires in November 2005 or upon prior notice by either the GMI or Curtis Circulation. Curtis Circulation distributes our publications through a network of approximately 225 marketing representatives to independent wholesalers, as well as to other channels of distribution. Curtis Circulation also provides us with other services, including management information and promotional and specialty marketing services. We receive a cash advance from Curtis Circulation at the time each issue is released for sale. We recognize revenue from newsstand sales based on its estimate of copy sales at such time as the issue is released for sale and adjusts the estimate periodically based upon actual sales information. Each issue is settled with Curtis Circulation one hundred and eighty days after the off-sale date based upon the number of magazines actually sold, compared to the estimated number of copies sold that Curtis Circulation used to determine its cash advance.

         Our subscription fulfillment is currently provided by Palm Coast Data Service, Inc. ("PCD"). PCD performs the following services: receiving, verifying, balancing and depositing payments from subscribers and agents; maintaining master files on all subscribers and agents by magazine; issuing bills to subscribers and agents and sending renewal notices to subscribers; issuing labels; packaging and mailing magazines as directed by us; and furnishing various reports to monitor all aspects of the subscription operations.

         Subscription copies of the magazines are delivered through the U.S. Postal Service as second class mail. We experienced a general postal rate increase of 9.9% in January 2001, 2.6% in July 2001 and 11.6% in July 2002.

ONLINE SEGMENT

         In August 1995, we launched a pay service, Penthousemag.com, on the Internet. Customers are sold a membership ranging from 3 days to one year, at prices ranging from $2.95 to $120.00. Revenues received from the sale of memberships to our Internet Site are recognized over the term of the membership. The membership gives the customer access to adult-oriented photographs, video feeds and chat rooms via a personal identification number that expires according to the membership period selected. Memberships are billed to the customers' credit card in accordance with the Federal Communications Commission's safe harbor provision. We also host several other third party Internet sites that also provide adult-oriented entertainment. Under these agreements, we provide a banner on our Internet Site as well as hosting and billing services for these third party providers who are responsible for the content and maintenance of their site. In return we receive a portion of the paid membership fees to these sites in accordance with the agreements. In January 2000 we began selling advertising banners on our Internet Site. Net revenues from the internet for the years ended December 31, 2002, 2001 and 2000 were $7.3 million, $9.8 million and $12.8 million, respectively, representing 13%, 16% and 18% of the our net revenues for these periods, respectively.

ENTERTAINMENT SEGMENT

         Our entertainment segment produces and distributes adult-oriented entertainment products, including video/DVD movies, pay-per-view programming and pay-per-call telephone lines. Revenues of the entertainment segment were $1.6 million, $2.9 million and $3.3 million for the years ended December 31, 2001, 2000 and 1999, respectively, representing 3%, 5% and 5% of our net revenues for these periods, respectively.

         We develop, produce and distribute products for the domestic and international home video/DVD markets. Since 1990, we produced 94 movies, which were released for domestic distribution through Warner Home Video, a subsidiary of Time Warner, Inc. up to June 1999. In June 1999, we entered into an agreement with Image Entertainment, whereby we licensed the domestic distribution of its catalog titles on DVD for a non-recoupable up-front license fee of $0.9 million and a royalty fee based on the number of units sold. We are amortizing the up-front licensing fee over the term of the contract. In June 1999 we also entered into an agreement with Image Entertainment, whereby we licensed the domestic distribution of our full length feature film, Caligula, on DVD for a recoupable up-front license fee of $0.1 million against a royalty fee based on the number of units sold thereafter. The upfront license fee under this agreement was fully recouped during the year 2000 and we are continuing to earn royalties over and above the up-front license fee. In July 2000 we entered into an agreement with Image Entertainment whereby we licensed the foreign distribution of its video cassettes and DVD's for a recoupable up-front license fee of $0.5 million against a royalty fee based on the number of units sold thereafter. The up-front license fee under this agreement was fully recouped during 2001 and we received a second recoupable up-front license fee of $0.1 million in June 2002 against which royalty fees are being applied based on the number of units sold since the first advance was fully recouped. The video cassettes and DVD's are also offered for sale through the Penthouse store on our internet site and are advertised in our magazines. These videos are generally approximately 60 minutes in length, have a level of explicitness greater than "R" and feature Penthouse centerfold models. Many of our videos are also sold internationally through licensing arrangements.

         We also provide adult-oriented entertainment through pay-per-call telephone lines which feature both recorded audio programs and live operators on 900 and 800 number telephone lines. Our recorded audio programs are created and broadcast by independent service bureaus. The operators on the live telephone lines are employed by the service bureaus and are not our employees.

         Our 900 number telephone lines are romantic in nature and feature programs where users can listen to computerized conversations, speak with live operators and participate in live one-on-one talk, dating and chat lines. The 900 number telephone calls are billed directly to the caller's telephone number and typically cost $3.95 and $4.95 per minute. Our 800 number telephone lines are explicit and uncensored in nature and include certain live Penthouse party lines and live one-on-one talk, dating and chat lines and typically cost $4.95 per minute. The 800 number telephone calls are billed to credit cards in accordance with the Federal Communications Commission safe harbor provisions, which require that such telephone calls be billed to credit cards to insure that calls are not made by minors.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         Paper is the primary raw material used in the production of our magazines. We use a variety of high quality coated and uncoated paper that is purchased from a number of suppliers. We believe that there are several alternative suppliers in the event of our inability to purchase from our present suppliers.

TRADEMARKS

         Our trademarks are essential to our current business operations and future expansion. The trademarks, which are renewable indefinitely, include Penthouse, Forum, Variations, Penthouse Letters, Girls of Penthouse, Mind & Muscle Power, Hot Talk, Penthouse Comix and Penthouse Men's Adventure Comix.

SEASONALITY

         Our business is generally not seasonal in nature. Issues of Penthouse magazine with female celebrity covers or pictorials, however, have historically resulted in higher newsstand sales than non-celebrity issues. Sales of our video/DVD products may vary based upon the timing of the release of new movies.

DEPENDENCE ON CUSTOMERS

         No single customer accounted for more than ten percent of our net revenues in 2002, 2001 or 2000, and no part of the business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on PII. However, one advertising agency placed $1.8 million, $2.0 million and $2.3 million in advertising revenues in Penthouse magazine and the Affiliate Publications in 2002, 2001 and 2000, respectively. These revenues represent 3% of the Company's net revenues in 2002, 2001 and 2000, respectively.

COMPETITORS

         Magazine publishers face intense competition for both circulation and advertising revenues. The main competitors of Penthouse magazine and the Affiliate Publications are magazines that primarily target a male audience. Other types of media that carry advertising also compete for advertising with our magazines.

         Competition in the internet business comes from many different competitors. Our advantage in this area is the Penthouse trademark and the low cost of advertising our internet service in our own magazines. Few other magazine publishers have either more adult-oriented magazines or a comparable combined circulation for such magazines.

         Competition in the pay-per-call business is generally limited to a few major competitors. Our advantage in this area is the low cost of advertisement for such pay-per-call service in our own magazines.

EMPLOYEES

         As of February 12, 2003, we employed 103 full-time employees, none of whom are members of a union, and 9 part-time employees.

ITEM 7. DESCRIPTION OF PROPERTY.

         Our principal corporate offices for the publishing, online and entertainment segments are located in New York City at 11 Penn Plaza, as set forth below.

                                                       Approx.      Lease
                                                       Sq. Ft.      Expiration
Location               Principal Use                  Occupied      Date
--------               -------------                  --------      ----
11 Penn Plaza,         Principal Corporate,            49,000       March 11, 2009
New York, New York     Publishing, Production and
                       Sales Office

         We have a ten-year and seven-month lease for our principal corporate offices that commenced on August 11, 1998 and requires annual lease payments of $1.9 million until the expiration of lease. We believe that our principal corporate offices are suitable and adequate for our current business operations and that, upon expiration of the lease, we will be able to obtain similarly suitable and adequate office space in Manhattan at a competitive price.

         We also use a 17,000 square foot townhouse located in New York City, owned by GMI and Robert C. Guccione, for business related activities, including business meetings and promotional and marketing events. Pursuant to a Properties and Salary Allocation Agreement among GMII, GMI and a GMI subsidiary, we reimbursed GMI approximately $0.6 million, $0.6 million and $0.5 million in 2002, 2001 and 2000 respectively for the use of such property.

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

         PII's directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. The executive officers serve at the discretion of the Board of Directors in the absence of employment agreements. The following information is submitted with respect to each director and executive officer of PII at February 12, 2003.

                                                                               Date            Date
                                                                              Elected       Elected to
                                        Positions Presently Held with the       as            Present
Name                        Age                    Registrant                 Director       Office
--------------------        ---       -----------------------------------     --------      ----------
Robert C. Guccione           72       Director, Chairman of the Board,           2002         2002
                                      President
Charles Samel                53       Director, Executive Vice President         2002         2002
Tonina Biggs Andrews         53       Secretary                                               2002

The business experience for the last 5 years of the current directors and executive officers of PII and those individuals who were directors or executive officers during the year ended October 31, 2002 is presented below.

ROBERT C. GUCCIONE has been a Director, Chairman of the Board, and President of PII since 2002. Mr. Guccione founded Penthouse Publications in London in 1965 after having served as managing director and editor-in-chief of London American, a weekly newspaper. Mr. Guccione is a Director, Chairman of the Board, Publisher and Chief Executive Officer of both GMII and GMI.

CHARLES SAMEL has been a Director and Executive Vice President of PII since 2002. Mr. Samel is the principal financial advisor and senior advisor to the Office of the Chairman of GMII. He was formerly President of Bankers Capital, which was the lead U.S. advisor to several Japanese multi-national real estate investors. Mr. Samel has developed in excess of $500 million of residential construction and has structured the acquisition of dozens of large projects for Japanese investors. He is a Reinsurance Intermediary Broker and is active in developing risk management strategies and reinsurance agreements for structured financing transactions.

TONINA BIGGS ANDREWS has been Secretary of PII since 2002. Ms. Andrews is a Director, Secretary and Treasurer of GMII and a Director and Assistant Secretary of GMI. Ms. Andrews is the daughter of Robert C. Guccione.

ITEM 9. REMUNERATION OF DIRECTORS AND OFFICERS.

         No executive compensation has been paid from our inception to October 31, 2002, nor are there any plans to accrue them for any period up to October 31, 2002.

ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.

         a. Voting Equity Securities and Principal Holders Thereof.

         The following table sets forth certain information regarding PII's voting securities held as of February 12, 2003.

                                                                                  Amount           Percent of
Title of Class               Name and Address                                     Owned              Class
--------------               ---------------------------                          ---------        ----------
Common Stock                 General Media International, Inc.                    42,500,000            85%
                             11 Penn Plaza
                             New York, New York  10001

Common Stock                 PH Capital Holdings, LLC(1)                           2,225,000          4.45%
                             16 East 67th Street
                             New York, New York 10021

------------------
(1) Charles Samel, a director of PII, is the sole manager of PH Capital Holdings, LLC.


         The following table sets forth certain information regarding the beneficial ownership of GMII's common stock as of February 12, 2003.

                                            GMI                   Shares           Percent
Name and Address                      Common Stock(1)       Beneficially Owned     of Class
----------------                      ---------------       ------------------     --------
Robert C. Guccione                        Class A                    6.67            66.7%
16 East 67th Street                       Class B                    0.00              0.0
New York, New York  10022

Robert C. Guccione Family                 Class A                    3.33             33.3
Trust No. 1                               Class B                    1.62            100.0
C/O ATC Trustees (Cayman) Ltd.
Cayside, 2nd Floor
Harbor Drive
George Town, Cayman Islands,
BWI

(1) Holders of Class A and Class B common stock have equal voting rights and are entitled to one vote per share.

         b. Non-Voting Securities and Principal Holders Thereof.

         The following table sets forth certain information regarding the beneficial ownership of PII's non-voting securities held as of February 12, 2003.

                                                                                  Amount           Percent of
Title of Class               Name and Address                                     Owned              Class
--------------               ---------------------------                          ---------        ----------
Series A                     General Media International, Inc.                    5,000            100%
Preferred Stock              11 Penn Plaza
                             New York, New York  10001

         c. Options, Warrants and Rights.

         The following table sets forth certain information regarding outstanding warrants to purchase shares of common stock of PII as of February 12, 2003.

                             Amount of Securities Called             Exercise         Date of
Name of Holder                     for By Warrants                    Price           Exercise
--------------               ---------------------------             ---------        --------
PH Capital                    575,000                                $0.01 per         (2)
Holdings, LLC(1)                                                     share

------------------
(1) Charles Samel, a director of PII, is the sole manager of PH Capital Holdings, LLC.

(2) The warrant may be exercised on or after the first business day following the payment in full of all indebtedness under the Series C Notes in a Qualified Refinancing and shall expire on the earlier of
    (a) the fifth anniversary of the day on which the warrant becomes exercisable or (b) if the warrant does not become exercisable on or before March 29, 2004, then March 29, 2004. "Qualified Refinancing" means any equity or debt financing transaction completed by GMI and originated or arranged by PH Capital Holdings, LLC, the net proceeds of which are sufficient, and are used, to pay in full all indebtedness under the Series C Notes on or before the maturity date thereof, "Series C Notes" means the Series C 15% Senior Secured Notes of GMI.

ITEM 11. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

         Please see Description of Business.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

     A.  MARKET INFORMATION

         PII's common stock has been quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol PHSL since November 22, 2002. Prior to this time, there was no public market for PII's common stock. Given that PII's common stock had not yet been quoted on the OTCBB during the last fiscal year, we are consequently unable to provide any high and low bid information for PII's common stock in this Form 10-KSB.

     B.   HOLDERS

         The Company has approximately 32 holders of shares of common stock

     C.   DIVIDENDS

         The Company has declared no dividends on its common stock and is not subject to any restriction that limit its ability to pay dividends on its shares of common stock.

ITEM 2.  LEGAL PROCEEDINGS.

         On May 8, 2002, Anna Kournikova (the "Plaintiff") filed in United States District Court for the Central District of California (the "California Court"), an action (the "Action") alleging, among other things, that GMI published photographs (the "Photographs") of a woman topless in the June 2002 issue of Penthouse Magazine (the "Magazine"), falsely representing them to be pictures of the Plaintiff when they were in reality photographs of someone else. The Action also alleges that GMI advertised its intention to make the Photographs and a video of the woman available on its Internet Site on May 10, 2002. On May 7, 2002, GMI issued a press release stating that it had made an unintentional error when it said the Photographs were of the Plaintiff and it apologized to the Plaintiff and the actual woman in the Photographs for the error. GMI also published the apology on its Internet Site.

         The Plaintiff seeks a permanent injunction barring GMI from any similar acts concerning her, barring it from any further distribution of the Photographs and the June 2002 edition of the Magazine, barring it from any references to the Plaintiff on its Internet Site, barring it from representing that any pictures or photographs on the Internet Site are depictions of the Plaintiff, ordering it to deliver or destroy all materials that have the alleged false representations, ordering the disgorgement and paying over of all profits it earned and any other unjust enrichment that it received from the alleged false depiction of the Plaintiff, awarding damages in an unspecified amount not less than $10,000,000, trebling of these unspecified damages, awarding punitive damages in an unspecified amount and reimbursement for the Plaintiff's costs and attorneys' fees in prosecuting the Action. GMI has filed a motion to dismiss portions of the complaint and the Plaintiff has filed a cross-motion to freeze $15,000,000 of GMI's assets for purposes of insuring the payment of a possible judgment. The California Court denied both of these motions in August 2002. The Plaintiff has since filed an appeal to the Ninth US Court of Appeals. GMI and the Plaintiff are currently engaged in exchanging requests for documents and the taking of depositions related to the Plaintiff's appeal. GMI intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this Action will have on PII's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

         On August 26, 2002, Vadim Levin and Alex Sheyngis individually and on behalf of all others similarly situated (the "Class Action Plaintiffs") filed in the Circuit Court of Cook County, Illinois, an action alleging that GMI committed a breach of contract, a breach of express warranty and consumer fraud when it published the Photographs, falsely representing them to be pictures of the Plaintiff when they were in reality photographs of someone else. The Class Action Plaintiffs have filed a request that the action be certified as a class action with the two plaintiffs as class representatives and their lawyer as class counsel. GMI has filed a motion to dismiss the action. GMI intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this Action will have on PII's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

         There are various other lawsuits claiming amounts against PII. While the outcome of these matters is currently not determinable, it is the opinion of PII's management that the ultimate liabilities, if any, in the outcome of these cases will not have a material effect on the PII's financial statements.

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         PII does not have a class of equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended.

ITEM 6.  REPORTS ON FORM 8-K.

         During the quarter ended October 31, 2002, the Company filed Reports on Form 8-K as follows:

         1. On November 1, 2002, the Company filed a Report on Form 8-K to report a change of control under Item 1.

         2. On November 14, 2002, the Registrant filed a Report on Form 8-K to report (a) under Item 2 that it had acquired 99.5% of the outstanding shares of the common stock of General Media, Inc. from General Media International, Inc., (b) under Item 5 that it had issued an aggregate of 3,155,000 shares of its common stock in a private offer, and (c) under Item 8 that it had determined to change its fiscal year.

         3. On November 27, 2002, the Company filed a Report on Form 8-K to report its name change under Item 5.

         4. On January 23, 2003, the Company filed an Amended Report on Form 8-K/A to report under Item 7 certain financial statements.

                                    PART F/S
                         PENTHOUSE INTERNATIONAL, INC.
                    (FORMERLY AMERICAN PULP EXCHANGE, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                         INDEX TO FINANCIAL STATEMENTS

                                                             PAGE
                                                             ----
Independent Auditors' Report..............................    F-2

Balance Sheet ............................................    F-3

Statement of Operations ..................................    F-4

Statement of Changes in Stockholders' Equity..............    F-5

Statement of Cash Flows...................................    F-6

Notes to Financial Statements............................. F-7 - F-9

                              BAUM & COMPANY, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        1515 UNIVERSITY DRIVE - SUITE 209
                          CORAL SPRINGS, FLORIDA 33071

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Penthouse International, Inc.
(formerly American Pulp Exchange, Inc.)
New York City, New York

We have audited the accompanying balance sheet of Penthouse International, Inc. (formerly American Pulp Exchange, Inc.(A Development Stage Company) as of October 31, 2002 and the related statement of operations, cash flows and changes in stockholders' equity for the period commencing December 11, 2001 (date of inception) to October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company may experience difficulty in generating sufficient cash flow to meet its present capital requirements and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Penthouse International, Inc. (formerly American Pulp Exchange, Inc.) (A Development Stage Company) at October 31, 2002 and the statement of operations, cash flows and changes in stockholders' equity for the period commencing December 11, 2001 (Date of Inception) to October 31, 2002 in conformity with generally accepted accounting principles.

Coral Springs, Florida
February 7, 2003

                          PENTHOUSE INTERNATIONAL, INC.
                     (FORMERLY AMERICAN PULP EXCHANGE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                OCTOBER 31, 2002

                                     ASSETS

Current Assets

     Cash                                                                       $  - 0 -
                                                                                ----------
          Total Assets                                                          $  - 0 -
                                                                                ==========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
     Bank overdraft                                                                    511
     Accrued expenses                                                               10,000
                                                                                ---------
          Total Liabilities                                                         10,511
                                                                                ----------


Stockholders' Equity (Deficiency)
      Preferred Stock, $.0025 par value, authorized
       20,000,000 shares, no shares issued and outstanding                         - 0 -
     Common Stock, $.0025 par value, authorized
       50,000,000 shares, 4,345,000 issued and outstanding                          10,863
     Additional paid-in capital                                                     56,087
     Accumulated deficit during development stage                                 ( 77,461)
                                                                                ----------
           Total Stockholders' Equity                                              (10,511)
                                                                                ----------
     Total Liabilities and Stockholders' Equity (Deficiency)                    $  - 0 -
                                                                                ==========


                 See accompanying notes to financial statements.

                          PENTHOUSE INTERNATIONAL, INC.
                    (FORMERLY AMERICAN PULP EXCHANGE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             PERIOD COMMENCING DECEMBER 11, 2001 (DATE OF INCEPTION)
                               TO OCTOBER 31, 2002


                                              OPERATIONS DURING
                                              DEVELOPMENT STAGE
                                                INCEPTION TO
                                              OCTOBER 31, 2002
                                              -----------------
Revenue                                          $     - 0 -

Expenses                                              77,461
                                                 -----------

Net Loss                                         $   (77,461)
                                                 ===========

Net loss per weighed average
     of shares                                   $     (0.02)
                                                 ===========

Weighed average of shares                          4,782,083
                                                 ===========


                 See accompanying notes to financial statements.

                         PENTHOUSE INTERNATIONAL, INC.

                    (FORMERLY AMERICAN PULP EXCHANGE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             PERIOD COMMENCING DECEMBER 11, 2001 (DATE OF INCEPTION)
                               TO OCTOBER 31, 2002


                                                       ADDITIONAL    DEFICIT        TOTAL
                                      COMMON STOCK      PAID-IN    DEVELOPMENT   STOCKHOLDERS'
                                   SHARES     AMOUNT    CAPITAL    STAGE PERIOD     EQUITY
                                  ---------  --------  ----------  ------------  -------------
Beginning Balance
December 11, 2001 (Inception)         - 0 -  $  - 0 -  $    - 0 -  $      - 0 -  $       - 0 -

Issuance of common stock
to founder @ par value            3,000,000     7,500       - 0 -         - 0 -          7,500

Issuance of common stock
for cash @ $ .05 per share        1,150,000     2,875      54,625         - 0 -         57,500

Issuance of common stock
for services @ par value            195,000       488       1,462         - 0 -          1,950

Net loss - October 31, 2002           - 0 -     - 0 -       - 0 -       (77,461)       (77,461)
                                  ---------  --------  ----------  ------------  -------------

Balance - October 31, 2002        4,345,000  $ 10,863  $   56,087  $    (77,461) $     (10,511)
                                  =========  ========  ==========  ============  =============


                 See accompanying notes to financial statements.

                          PENTHOUSE INTERNATIONAL, INC.
                    (FORMERLY AMERICAN PULP EXCHANGE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
             PERIOD COMMENCING DECEMBER 11, 2001 (DATE OF INCEPTION)
                               TO OCTOBER 31, 2002


                                             OPERATIONS DURING
                                             DEVELOPMENT STAGE
                                                INCEPTION TO
                                              OCTOBER 31, 2002
                                             -----------------
Cash flows from operations:
     Net loss                                $         (77,461)
     Common stock issued to founder                      7,500
     Common stock issued for services                    1,950
  Changes in assets and liabilities
     Increase in accrued expenses                       10,000
                                             -----------------
     Net cash used in operations                       (58,011)
                                             -----------------

Cash flows from financing activities:
     Issuance of common stock                           57,500
                                             -----------------

Net decrease in cash                                      (511)

Cash - beginning                                         - 0 -
                                             -----------------

Cash - ending                                $            (511)
                                             =================


                 See accompanying notes to financial statements.

                          PENTHOUSE INTERNATIONAL, INC.
                    (FORMERLY AMERICAN PULP EXCHANGE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2002

NOTE 1   SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND OPERATIONS

         The Company was organized under the laws of the State of Florida on December 11, 2001. The Company is in the development stage. The Company planned to develop a website where individuals could interact in an online marketplace for the pulp and paper industry. On October 22, 2002, the Company's original business activities were discontinued when Vector Capital LLC acquired a majority of its outstanding shares. As a result of the stock exchange on November 4, 2002, the Company entered the multifaceted magazine publication and entertainment business. On November 4, 2002, the Company amended its articles of incorporation to change its corporate name to Penthouse International, Inc.

BASIS OF ACCOUNTING

         The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has elected to change its annual year end from October 31 to December 31 commencing November 1 2002.

         INCOME TAXES

         In February 1992, the Financial Accounting Standards Board issued Statement No. 109 whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Due to the uncertainty of utilizing the net operating loss of approximately $13,000, an offsetting valuation allocation has been provided.

         EARNINGS PER SHARE

         Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding.

                          PENTHOUSE INTERNATIONAL, INC.
                    (Formerly AMERICAN PULP EXCHANGE, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2002

NOTE 1   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


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

NOTE 2   CAPITAL TRANSACTIONS

         The Company on December 11, 2001 sold to its founder 3,000,000 restricted shares of common stock for $ 7,500.

         The Company during the period commencing December 20, 2001 through January 31, 2002 1,150,000 restricted shares of common stock at $.05 per share for a total of $ 57,500. The offering was made in reliance upon exemption from registration provided by Regulation D, Rule 504 of the Securities Exchange Commission.

         The Company in 2002, issued 195,000 shares of restricted common stock for services rendered.

         On February 27, 2002, the Company filed a registration with the Securities and Exchange Commission to become a reporting company.

         On October 22, 2002, Vector Partners, LLC (a California limited liability company) acquired approximately 73% of the shares of outstanding common stock.

NOTE 3   GOING CONCERN

         The Company acquired 99.5% of General Media, Inc.("GM") on November 4, 2002 in a stock exchange agreement(See Note 4). GM's Series C Notes require interest payments of approximately $6,101,000 and principal payments of $6,500,000 over the period November 1, 2002 to October 31, 2003. The management of the Company does not believe it can generate sufficient funds from operations to make all of these required payments therefore an uncertainty exists as to whether the Company can meet its capital needs. In the event that the Company is unable to make these payments, the trustee under the Indenture that governs the Series C Notes could assume control over GM and substantially all of the assets of the Company including its registered trademarks.

                         PENTHOUSE INTERNATIONAL, INC.
                    (FORMERLY AMERICAN PULP EXCHANGE, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2002

NOTE 4   SUBSEQUENT EVENTS

         STOCK EXCHANGE AGREEMENT

         On November 4, 2002, the Company entered into a stock exchange agreement with General Media International, Inc.("GMI"), a New York corporation. GMI is the holder of 99.5% of the outstanding shares of common stock of General Media, Inc., a Delaware corporation. GM and its subsidiaries are in the business of the publication of magazines, on-line entertainment and other sundry products and services.

         As a result of this subsequent merger, the disclosures listed below present significant information pertaining to the Company's future financial position.

         SENIOR SECURED NOTES

         GM is the obligor under certain secured notes. These notes are due in March 2004. The notes are secured by substantially all of the assets of GM and numerous restrictive covenants.

         SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

         GM has issued 9,905 shares of Series A convertible redeemable preferred stock. The preferred stock has a liquidation preference of $10,000,000, provides for "paid in kind" dividends at a 13% per annum rate and is convertible at the option of the holders into 10% of GM's common stock from March 29, 2003 to March 28, 2004, 12.5% of GM's common stock from March 29, 2004 to March 28, 2005, 15% of GMI's common stock from March 29, 2005 to March 28, 2006 and is mandatorily redeemable at the liquidation preference of $10,000,000 plus accrued dividends on March 29, 2006.


NOTE 5   CONTINGENCIES

         LEGAL MATTERS

         On May 8, 2002, an action (the "Action") was filed by a plaintiff (the "Plaintiff") in United States District Court for the Central District of California (the "California Court"), alleging, among other things, that GM published photographs (the "Photographs") of a woman in the June 2002 issue of Penthouse Magazine (the "Magazine"), falsely representing them to be pictures of the Plaintiff when they were in reality photographs of someone else. On May 7, 2002, GM issued a press release stating that it had made an unintentional error when it said the Photographs were of the Plaintiff and it apologized to the Plaintiff and the actual woman in the Photographs for the error. GMI also published the apology on its Internet Site.

         The Plaintiff seeks a permanent injunction barring GM from any similar acts concerning her, barring it from any further distribution of the Photographs and the June 2002 edition of the Magazine, barring it from any references to the Plaintiff on its Internet Site, barring it from representing that any pictures or photographs on the Internet Site are depictions of the Plaintiff, ordering it to deliver or destroy all materials that have the alleged false representations, ordering the disgorgement and paying over of all profits it earned and any other unjust enrichment that it received from the alleged false depiction of the Plaintiff, awarding damages in an unspecified amount not less than $10,000,000, trebling of these unspecified damages, awarding punitive damages in an unspecified amount and reimbursement for the Plaintiff's costs and attorneys' fees in prosecuting the Action. GM has filed a motion to dismiss portions of the complaint and the Plaintiff has filed a cross-motion to freeze $15,000,000 of GM's assets for purposes of insuring the payment of a possible judgement. The California Court denied both of these motions in August 2002. The Plaintiff has since filed an appeal to the Ninth US Court of Appeals. GM and the Plaintiff are currently engaged in exchanging requests for documents and the taking of depositions related to the Plaintiff's appeal. GM intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this Action will have on the Company's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

         On August 26, 2002, two individuals on behalf of themselves and all others similarly situated (the "Class Action Plaintiffs") filed in the Circuit Court of Cook County, Illinois, an action alleging that GM committed a breach of contract, a breach of express warranty and consumer fraud when it published the Photographs, falsely representing them to be pictures of the Plaintiff when they were in reality photographs of someone else. The Class Action Plaintiffs have filed a request that the action be certified as a class action with the two plaintiffs as class representatives and their lawyer as class counsel. GM has filed a motion to dismiss the action. GM intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this Action will have on the Company's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

         There are various other lawsuits claiming amounts against the Company which are typical of the publication and entertainment industry. Management does not feel that individually or in the aggregate that these actions will have a material impact on the Company's financial position.

                                    PART III

ITEMS 1 AND 2.  INDEX TO AND DESCRIPTION OF EXHIBITS.

                                                                        INCORPORATED BY REFERENCE
EXHIBIT                                                                                 FILING        EXHIBIT       FILED
NO.                         EXHIBIT                           FORM        FILE NO.       DATE            NO.       HEREWITH
---          ---------------------------------------------    ----       ----------     --------      -------      --------
2.1          First Amended and Restated Articles of            8-K        333-83448     11-14-02        3.1
             Incorporation of the Registrant as amended
             as of November 4, 2002

2.2          Article of Amendment to First Amended and         8-K        333-83448     11-27-02        3.1
             Restated Articles of Incorporation of the
             Registrant, as effective on November 18, 2002

2.3          Amended and Restated Bylaws of the                8-K        333-83448     11-14-02        3.2
             Registrant, as amended as of November 9, 2002

6.1          Indenture, dated as of December 21, 1993,         S-4        33-76716      3-22-94         4.2
             between GMI and IBJ Schroder Bank & Trust
             Company, as trustee ("Trustee"), containing,
             as exhibits, specimens of Series A Notes and
             Series B Notes.

6.2          Security Agreement, dated December 21, 1993,      S-4        33-76716      3-22-94         4.4
             between GMI and Trustee.

6.3          Pledge Agreement, dated December 21, 1993,        S-4        33-76716      3-22-94         4.5
             between GMI and Trustee.

6.4          Copyright Security Agreement, dated December      S-4        33-76716      3-22-94         4.6
             21, 1993, between GMI and Trustee.

6.5          Trademark Security Agreement, dated December      S-4        33-76716      3-22-94         4.7
             21, 1993, between GMI and Trustee.

6.6          First Supplemental Indenture, dated May 19,       10-K       33-76716      3-28-02         4.8
             1999, among GMI, each of the Subsidiary
             Guarantors and IBJ Whitehall Bank & Trust,
             as trustee.

                                                                        INCORPORATED BY REFERENCE
EXHIBIT                                                                                 FILING        EXHIBIT       FILED
NO.                         EXHIBIT                           FORM        FILE NO.       DATE            NO.       HEREWITH
---          ---------------------------------------------    ----       ----------     --------      -------      --------
6.7          Second Supplemental Indenture, dated March       10-K       33-76716        3-28-02        4.9
             29, 2001, among GMI, each of the Subsidiary
             Guarantors and The Bank Of New York, as
             trustee, containing, as exhibits, specimens
             of Series C Notes.

6.8          Registration Rights Agreement, dated as of       10-K       33-76716        3-28-02        4.10
             March 29, 2001, between GMI and the holders
             of the Company's Class A Preferred Stock.

6.9          Amendment To Security Agreement, dated as of     10-K       33-76716        3-28-02        4.11
             March 29, 2001, among GMI, each of the
             Subsidiary Grantors and The Bank Of New
             York, as collateral agent.

6.10         Third Supplemental Indenture, dated August       10-Q       33-76716        8-14-02       10.18
             1, 2002, among GMI, each of the Subsidiary
             Guarantors and The Bank Of New York, as
             trustee, containing, as exhibits, specimens
             of Series C Notes.

6.11         Fourth Supplemental Indenture, dated                                                                      [X]
             November 12, 2002, among GMI, each of the
             Subsidiary Guarantors and The Bank Of New
             York, as trustee, containing, as exhibits,
             specimens of Series C Notes.

6.12         Instrument of Resignation, Appointment and                                                                [X]
             Acceptance among GMI, the Subsidiary
             Guarantors, the Subsidiary Grantors, the
             Subsidiary Pledgors, The Bank Of New York
             and HSBC Bank USA.

+6.13        Distribution Agreement, dated September 19,                                                               [X]
             1977, among Curtis Circulation Company,
             Penthouse International, Ltd., Forum
             International, Ltd., Viva International,
             Ltd., Penthouse Photo World, Ltd. and
             Penthouse Poster Press, Ltd.; Amendment No.
             1, undated; Amendment No. 2, dated
             September 8, 1982; Amendment No. 3, dated
             March 18, 1985; and Amendment No. 4, dated
             February 1, 1986.

6.14         Properties and Salary Allocation Agreement,      S-4        33-76716        3-22-94       10.8
             dated December 21, 1993, among GMI, GMII and
             Locusts on the Hudson River Corp.

                                                                        INCORPORATED BY REFERENCE
EXHIBIT                                                                                 FILING        EXHIBIT       FILED
NO.                         EXHIBIT                           FORM        FILE NO.       DATE            NO.       HEREWITH
---          ---------------------------------------------    ----       ----------     --------      -------      --------
6.15         Expense Allocation Agreement, dated December     S-4         33-76716       3-22-94       10.9
             21, 1993, among GMI, GMII and the Other GMII
             Subsidiaries.

6.16         Tax Sharing and Indemnification Agreement,       S-4         33-76716       3-22-94       10.10
             dated December 21, 1993, among GMI, GMII and
             the Other GMII Subsidiaries.

6.17         Amendment To Distribution Agreement, dated       10-K        33-76716       3-28-02       10.15
             November 8, 1995, among Curtis Circulation
             Company, Penthouse International, Ltd.,
             Forum International, Ltd., Four Wheeler
             Publishing, Ltd., Penthouse Letters, Ltd.,
             Omni Publications International, Ltd.,
             Variations International, Ltd., Girls Of
             Penthouse Publications, Inc., Longevity
             International, Ltd., Hot Talk Publications,
             Ltd., Stock Car Racing Publishing, Ltd.,
             Super Stock And Drag Racing Illustrated
             Publishing, Ltd., and Open Wheel Publishing,
             Ltd.

6.18         Agreement of Lease between M393 Associates       10-K        33-76716       3-28-02       10.13
             LLC and GMI.

+6.19        Printing Contract, dated October 12, 2001                                                                [X]
             between Quebecor World, Inc. and General
             Communications, Inc. (to print Penthouse,
             Girls Of Penthouse and  Penthouse  Letters).

+6.20        Printing Contract, effective as of                                                                       [X]
             January 1, 2001, between Transcontinental
             Printing and General Media Communications,
             Inc. (to print Penthouse - Canadian
             Version, Forum, Variations, Forum and
             Variations Specials)

+6.21        Circulation Subscription Fulfillment                                                                     [X]
             Services Agreement, dated October 1, 2002
             between Palm Coast Data, LLC and General
             Media Communications, Inc.


 6.22        Stock Exchange Agreement dated November           8-K        333-83448      11-14-02       2.1
             4, 2002 between the Registrant and
             General Media International, Inc.

 6.23        Common Stock Purchase Agreement dated             8-K        333-83448      11-14-02      10.1
             November 1, 2002 between the Registrant
             and Vector Partners, LLC

 6.24        Common Stock Purchase Agreement dated             8-K        333-83448      11-14-02      10.2
             November 1, 2002 between the Registrant
             and PH Capital Holdings, LLC

 6.25        Warrant Agreement dated November 9, 2002          8-K        333-83448      11-14-02      10.3
             between the Registrant and Vector Partners,
             LLC

 6.26        Warrant Agreement dated November 9, 2002          8-K        333-83448      11-14-02      10.4
             between Registrant and PH Capital Holdings,
             LLC

 6.27        Registration Rights Agreement dated               8-K        333-83448      11-14-02      10.5
             November 9, 2002 among the Registrant,
             Vector Partners, LLC, and PH Capital
             Holdings, LLC

 6.28        2002 Consultant Compensation Plan of the          8-K        333-83448      11-14-02       10.6
             Registrant dated November 9, 2002

 6.29        Indemnity Agreement dated October 23,             8-K        333-83448      11-14-02       10.7
             2002 between the Registrant and Jason
             Galanis

 6.30        Indemnity Agreement dated November 9,             8-K        333-83448      11-14-02       10.8
             2002 between the Registrant and Charles
             Samel

 6.31        Indemnity Agreement dated November 9,             8-K        333-83448      11-14-02       10.9
             2002 between the Registrant and Robert C.
             Guccione

 99.1        Certification Pursuant to 18 U.S.C. Section                                                              [X]
             1350, As Adopted Pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

----------
+        Confidential treatment has been requested with respect to certain information contained in this exhibit.

ITEM 2.  DESCRIPTION OF EXHIBITS.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Penthouse International, Inc.


                                        By      /s/ R. Guccione
                                          --------------------------------------
                                              Robert C. Guccione, President


                                        Date:  February 13, 2003
                                                       ----

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                                    TITLE                              DATE
---------------------------------------------------       ---------------------------------------------    -----------------
[PRINCIPAL EXECUTIVE OFFICER, FINANCIAL OFFICER AND
ACCOUNTING OFFICER:]

          /s/ R. Guccione
----------------------------------------------------      Chairman of the Board, President and Director    February 13, 2003
               ROBERT C. GUCCIONE

ADDITIONAL DIRECTOR:

         /s/ Charles Samel
----------------------------------------------------      Executive Vice President and Director            February 13, 2003
                 CHARLES SAMEL

                                 CERTIFICATIONS

         I, Robert C. Guccione, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Penthouse International, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 13, 2003

By:  /s/ R.Guccione
   ---------------------------------------------------------
   Robert C. Guccione, President
   (Principal Executive Officer,
   Principal Financial and Accounting
   Officer)

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
         TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

         No annual report or proxy material has been sent to security holders of PII. It is anticipated that an annual report will be furnished to security holders subsequent to the filing of this Form 10-KSB.