Form 10-Q
period 2003-03-31
PENTHOUSE INTERNATIONAL INC
filed 2003-05-23
CIK 1164123

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED YEAR ENDED      COMMISSION FILE NUMBER: 333-83448
MARCH 31, 2002

                          PENTHOUSE INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

              FLORIDA                              65-1158257
              -------                              ----------
     (State of incorporation)          (IRS Employer Identification  No.)

                        11 PENN PLAZA, NEW YORK, NY 10001
                        ---------------------------------
                    (Address of principal executive offices)

                                 (212) 702-6000
                                 --------------
                         (Registrant's telephone number)

   SECURITIES REGISTERED PURSUANT TO SECTIONS 12(b) OR 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of May 21, 2003, there were 50,000,000 shares outstanding of the Registrant's common stock.
Documents incorporated by reference: None

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                            PAGE
PART I-FINANCIAL INFORMATION

     Item 1.  Financial Statements                                             3

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                      17

     Item 3. Quantitative and Qualitative Disclosures About Market Risk       32
     Item 4. Controls and Procedures                                          32

PART II- OTHER INFORMATION

     Item 1.  Legal Proceedings                                               34

     Item 2.  Changes in Securities and Use of Proceeds                       35

     Item 3.  Senior Securities                                               36

     Item 4.  Submission of Matters to a Vote
              of Security Holders                                            N/A

     Item 5.  Other Information                                              N/A

     Item 6.  Exhibits and Reports on Form 8-K                                36

     Signatures                                                               37

ITEM 1. FINANCIAL STATEMENTS
---------------------------------------


                         PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    AND ACCUMULATED DEFICIT
                                          (UNAUDITED)

                                     (AMOUNTS IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 -----------------------------
                                                                     2002            2003
                                                                 -------------   -------------
NET REVENUE                                                      $     14,208    $     12,072
                                                                 -------------   -------------

COSTS AND EXPENSES
     Publishing - production, distribution and editorial                5,060           4,256
     Entertainment and online                                             237             119
     Selling, general and administrative                                6,622           4,625
     Bad debt expense                                                      34             (38)
     Rent expense from affiliated companies                               115             115
     Amortizaton of pictorial costs                                       407             311
     Depreciation                                                         142             119
                                                                 -------------   -------------

               Total costs and expenses                                12,617           9,507
                                                                 -------------   -------------

               Income from operations                                   1,591           2,565
                                                                 -------------   -------------

OTHER INCOME (EXPENSE)
     Interest expense                                                  (1,942)         (1,728)
     Interest income                                                       38               2
                                                                 -------------   -------------

               Total other income (expense), net                       (1,904)         (1,726)
                                                                 -------------   -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                          (313)            839

     Income tax expense                                                     6               6
                                                                 -------------   -------------

     Income (loss) before minority interest                              (319)            833

     Minority interest                                                     (2)              5
                                                                 -------------   -------------

     Net income (loss)                                                   (317)            828
                                                                 =============   =============

     "Paid in kind" dividends on manditorily redeemable
       preferred stock, net of minority interest                         (351)           (398)

     Accretion of manditorily redeemable preferred stock
       to its loquidation preference, net of minority interest            (84)            (88)
                                                                 -------------   -------------

               Net loss applicable to common stock               ($       752)   $        342
                                                                 =============   =============

     Net loss per common share                                   ($      0.02)   ($      0.01)
                                                                 =============   =============

     Weighted average number of shares                             46,253,889      50,000,000
                                                                 =============   =============


                   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                               3

                          PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                      (AMOUNTS IN THOUSANDS)

                                                                      DECEMBER 31,    MARCH 31,
                                                                         2002            2003
                                                                      ------------   ------------
                                                                                      (unaudited)
                              ASSETS
                              ------
CURRENT ASSETS
--------------
    Cash and cash equivalents                                         $       206    $        64
    Accounts receivable, net of allowance
       for doubtful accounts                                                2,862          2,657
    Inventories                                                             3,355          3,190
    Prepaid expenses and other current assets                               1,716          1,473
                                                                      ------------   ------------

          TOTAL CURRENT ASSETS                                              8,139          7,384

WORKS OF ART AND OTHER COLLECTABLES                                         1,820          1,820

PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation and amortization                         1,905          1,786

OTHER ASSETS
------------
    Due from affiliated companies                                           1,153          1,721
    Rent security deposits                                                  1,071          1,071
    Deferred subscription aquisition costs, net                               248            214
    Other                                                                   1,036          1,055
                                                                      ------------   ------------

                                                                            3,508          4,061
                                                                      ------------   ------------

                                                                      $    15,372    $    15,051
                                                                      ============   ============


                              LIABILITIES AND STOCKHOLDER DEFICIENCY
                              --------------------------------------

CURRENT LIABILITIES
-------------------
    Current maturities of  notes payable                              $    43,147    $    41,847
    Accounts payable                                                        7,894          8,711
    Accrued retail display allowance                                        1,653          1,645
    Deferred  revenue                                                       7,602          7,151
    Accrued Interest - notes payable                                        1,617          1,676
    Accrued expenses and other current liabilities                          3,863          3,757
    Income tax payable                                                        935            940
                                                                      ------------   ------------

               TOTAL CURRENT LIABILITIES                                   66,711         65,727

DEFERRED REVENUE                                                            1,013            916

OTHER LONG TERM LIABILITIES                                                   867            796

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK                         11,256         11,743

MINORITY INTEREST                                                             116            118


CAPITAL DEFICIT
    Common stock, $.0025 par value; authorized, 250,000,000 shares;
     issued and outstanding, 50,000,000 shares                                125            125
    Capital in excess of par value                                          6,237          5,751
    Subscription receivable                                                   (22)           (22)
    Accumulated deficit                                                   (70,931)       (70,103)
                                                                      ------------   ------------

                                                                                         (64,591)
                                                                      -----------    -----------

                                                                      $    15,372    $    15,051
                                                                      ===========    ===========

                     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                 4



                         PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                     (AMOUNTS IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           --------------------
                                                                             2002        2003
                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

Net income (loss)                                                          ($  317)    $   828
Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities
      Depreciation and amortization                                            142         119
      Amortization of deferred revenue                                        (132)        (97)
      Bad debt expense                                                          34         (38)
      Change in operating assets and liabilities
        Accounts receivable                                                    189         243
        Inventories                                                          1,038         165
        Other current assets                                                   468         243
        Other assets                                                         1,131          14
        Accounts payable, accrued expenses and other
             current liabilities                                            (2,764)        701
        Accrued interest on notes payable                                       (1)         59
        Income taxes payable                                                    (9)          5
        Deferred revenue                                                      (792)       (451)
        Other long term liabilities                                            (64)        (71)
        Minority Interest                                                       (2)          5
                                                                           --------    --------

           Net cash provided by (used in) operations                        (1,079)      1,725
                                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

      Principal payments on notes payable                                               (1,300)
      Collections from affiliated companies                                               (567)
      Advance to affiliated companies                                         (775)
                                                                           --------    --------

           Net cash used in financing activities                              (775)     (1,867)
                                                                           --------    --------

           Net decrease in cash and cash equivalents                        (1,854)       (142)

Cash and cash equivalents at beginning of year                               2,431         206
                                                                           --------    --------

Cash and cash equivalents at end of period                                 $   577     $    64
                                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
   Cash paid during the year for:
                Interest                                                   $ 1,942     $ 1,750
                Income taxes                                               $     4     $    11

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
---------------------------------------------------------
      "Paid in kind" dividends on mandatorily redeemable
         preferred stock, net of minority interest                         $   351     $   398
      Accretion of mandatorily redeemable preferred
         stock to liquidation preference, net of minority interest         $    84     $    88




                    SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                5

                   PENTHOUSE FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND FINANCIAL STATUS

Penthouse International, Inc. ("PII") is the holder of 99.5% of the common stock of General Media, Inc. and subsidiaries (the "Company" or "General Media"). General Media International, Inc. ("GMI"), which is controlled by our Chairman and CEO, Robert Guccione, is the holder of 85% of the common stock of PII. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year. The balance sheet information for December 31, 2002 has been derived from the audited financial statements at that date.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At March 31, 2003, the Company's current liabilities exceeded current assets by $58,139,000. This amount is principally comprised of our Series C Notes in the amount of $41,847,000 that mature on March 29, 2004. Management is evaluating financing alternatives which include establishing a new senior credit facility or negotiations with the holders of a majority in principal amount of the Series C Notes (the "Holders") to exchange the existing Notes for new Notes. Such negotiations were successful in 2001 when our Series B Notes matured and were exchanged for three year Series C Notes. There can be no assurances that a similar such exchange could be accomplished or, if it is, that it will be successful for the Company.

As of March 31, 2003, the Company was required to make principal and interest payments on its Series C Notes totaling $3,446,000. The principal payment of $1,950,000 has been made and the interest payment in the amount of $1,496,000, was not made. As a result, the Series C Notes became callable. On May 14, 2003, the Company and the Holders completed a letter agreement (See Note 4) in which the Holders agreed to modify the terms of the Notes. The Company's Series C Notes require interest payments of $7,195,000 (including the unpaid interest) and principal payments of $39,897,000 during the next twelve months. The Management does not believe it can generate sufficient funds from operations to make all of the required payments and is seeking new sources of financing to modify its debt service payments.

The Company leases 49,000 square feet of office facilities in Manhattan. The Company has become arrears in its monthly lease payments. As a result, the property manager has provided written notice to the Company that it is in default under the terms of the lease. The Company owes approximately $449,000 of unpaid rent (See Note 7). The Company has a cash deposit with the property manager in the amount of $956,000 partially securing the obligations under the lease. The property manager initiated collection proceedings against the

                   PENTHOUSE FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       (CONTINUED)

Company in April 2003. The Company has engaged special counsel to negotiate a settlement. The Company's management has submitted a proposal to the landlord for restructuring its obligations under the lease that may provide a settlement for the default.

There can be no assurance that the Company will be able to secure the financing necessary to meet its obligations, be able to obtain a reduction in the debt service payments or reach an agreement with the property manager.

The Company has undertaken or is planning the following actions during 2003, which are primarily directed at improving its revenue generating capability, and intended to improve its cash flow:

         o The Company is expanding royalty income through the licensing of its trademarks to additional adult entertainment clubs and anticipates the opening of the flagship club in New York, New York in June 2003;

         o Through the club licensing agreements, the Company has been able to attract capital in the form of upfront license payments and has also attracted indirectly additional risk capital for the construction of club facilities, including the New York facility, which will assist in growing its licensing income;

         o The Company has entered into a new video distribution agreement with a digital cable provider to the cruise ship industry that delivers on demand pay-per-view entertainment which will improve the revenue generated by the Company's original movie library;

         o The Company is evaluating opportunities to establish partnerships with third party content companies to produce a larger number of movies to be distributed using the Penthouse trademarks;

         o The Company is evaluating opportunities to expand the licensing of its trademarks to additional industries including other lifestyle and image conscious activities such as music, fashion, live entertainment, financial services and retail;

         o The Company is also exploring the possibility of establishing relationships with other companies to find better ways to generate revenue from its large collection of pictorial inventory, including reaching a wider audience on the Internet.

         o The Company has engaged several new outside consultants and engaged a new acting President and Chief Operating Officer.

In view of the matters described in the preceding paragraphs, substantial doubt exists about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence

                   PENTHOUSE FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.       INVENTORIES

Inventories include the following:
                                                     December 31,    March 31,
                                                        2002            2003
                                                     ------------   ------------
                                                            In Thousands
Paper and printing                                   $     1,599    $     1,446
Editorials and pictorial                                   1,456          1,482
Film and programming costs                                   300            262
                                                     ------------   ------------
                                                     $     3,355    $     3,190
                                                     ============   ============

3.       MANAGEMENT CHARGE

The Company incurs shared common indirect expenses for the benefit of GMI and affiliated companies, including accounting, personnel, management information systems, employee relations and other administrative services. In addition, the Company is charged by GMI and its subsidiaries for the benefit of other corporate overhead costs, executive compensation and other costs, which principally relate to office space. These allocations are based on factors determined by management of the Company and GMI to be appropriate for the particular item, including estimated relative time commitments of managerial personnel, relative number of employees and relative square footage of all space occupied. Management believes that the allocation method and amounts are reasonable.

4.        NOTES PAYABLE

On December 21, 1993, the Company issued $85,000,000 of Senior Secured Notes (the "Notes") at an issue price equal to 99.387% of the principal amount of the Notes. As part of the issuance of the Notes, the Company issued 85,000 common stock purchase warrants to the purchasers of the Notes and sold to the underwriter at a discount 102,506 warrants (the "Warrants"). The Warrants, having an expiration date of December 22, 2000, entitled the holders to purchase in the aggregate 25,000 shares of the Company's common stock at the exercise price of $0.01 per share. The Warrants also gave the holders the right to require the Company to purchase for cash all of the Warrants at their fair value. At the time of issuance, the Company recorded the Warrants at their fair value.

The Notes were collateralized by a first priority security interest in all intellectual property rights (including copyrights and trademarks) and substantially all other intangible and tangible assets of the Company, other than accounts receivable, inventory and cash equivalents.

In July 1995, the Company repurchased $5,000,000 face amount of its outstanding Notes, including 5,000 warrants, for cash of $4,050,000. In May 1999, the Company repurchased $28,000,000 face amount of its outstanding Notes for cash of $26,600,000. The remaining Notes matured on December 31, 2000 and bore interest at 10-5/8% per annum, which was payable semiannually.

On December 22, 2000, 18,009 of the Warrants were exercised to purchase 2,401 shares of the Company's Common Stock and 104,076 Warrants expired without being timely exercised in accordance with the Warrant

                   PENTHOUSE FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       (CONTINUED)

agreement. The due date of the remaining 60,421 Warrants held by holders of the Notes was extended as part of the negotiations for refinancing the Notes. The exercise of the 18,009 Warrants was recorded in December 2000 as a reduction in redeemable warrants and a contribution to capital of $173,000. The expiration of the 104,076 Warrants was recorded in the financial statements in December 2000 as an extraordinary gain from extinguishment of debt of $571,000, net of income tax of $465,000.

On March 29, 2001 (the "Closing Date"), the Company refinanced the Notes. Under the refinancing agreement, the Company exchanged the $51,507,000 of principal amount of Notes and any Warrants held by Noteholders (the "Consenting Holders") for Series C Notes and mandatorily redeemable convertible preferred stock (the "Preferred Stock") with a liquidation preference of $10,000,000 (See Note 5) meeting certain specified terms and conditions. The remaining $493,000 principal amount of Notes that were not exchanged were retired by payments made to the holders on March 29, 2001.

The Series C Notes mature on March 29, 2004, bear interest at a rate of 15% per annum effective January 1, 2001 and require principal payments of $6,500,000 during 2003, with the balance due in 2004. In addition, further principal payments equal to 50% of excess cash flow, as defined, in each year is required, as well as any proceeds from the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and any proceeds to the Company from certain insurance policies (the "Policies") on the life of the principal stockholder. The Company made principal payments of $2,943,000 and $5,910,000 during the years ended December 31, 2001 and 2002, respectively. The principal payments during the year ended December 31, 2002 included $935,000 of proceeds from the sale of certain of the Policies and approximately $475,000 of proceeds from the sale of a work of art.

The Indenture has been extended to the March 29, 2004 maturity of the Series C Notes. The original Indenture contained covenants, that will continue to the new maturity date, which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a consolidated tangible net worth deficiency of no greater than $81,600,000, and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, which are guarantors of the Senior Secured Notes under the Indenture, however, were and continue to be permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. The Indenture was amended in conjunction with the issuance of the Series C Notes to reflect the above mentioned payments, to reflect the March 29, 2004 maturity of the Series C Notes, to provide additional "Change of Control" events (requiring the commencement of an offer to purchase Notes), to provide additional flexibility as to the nature of, but also to set a fixed dollar limit for, "Owner Payments", and to require Noteholder consent to enter into new lines of business or for sales or other conveyances of the Penthouse trademark (other than ordinary course licensing) or other assets for net proceeds in excess of $500,000. In addition, the related Security Agreement was amended to grant additional security interests in inventory and accounts receivable as well as a security interest in proceeds of the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and on any proceeds to the Company from certain Policies on the life of the Company's principal beneficial owner.

                   PENTHOUSE FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


On August 1, 2002, the Company and the holders of a majority in principal amount of the Series C Notes (the "Holders") entered into a Third Supplemental Indenture to amend the "Change of Control" events in the Indenture to add further restrictions on the amount of "Owner Payments"; to substitute John Orlando for John Prebich in the "Change of Control" provision; and to require that new financial covenants (the "Financial Covenants") be added that require the Company to achieve not less than 80% of the projected revenues and EBITDA to be set forth in a business plan in a form and substance reasonably satisfactory to the Holders. In addition, the Company agreed to allow the Holders to audit the books and records of the Company and the payroll records of GMI and to pay all the legal fees, costs and expenses, and audit fees of the Holders (collectively the "Amendment Expenses") related to the agreement. The Company recorded $214,000 of Amendment Expenses during the year ended December 31, 2002. In exchange for these amendments the Holders agreed to waive their prior contention that a "Change of Control" event had occurred with respect to the termination of John Prebich, the Company's former President and Chief Operating Officer.

On September 13, 2002, the Company submitted a business plan to the Holders for approval in accordance with the requirements of the Third Supplemental Indenture. The Holders notified the Company that they had accepted the business plan effective October 4, 2002.

On November 12, 2002, the Company and the Holders entered into a Fourth Supplemental Indenture to incorporate the Financial Covenants into the Indenture.

John Orlando, the Company's President and Chief Operating Officer was terminated on January 14, 2003. The Indenture requires that the Company hire a replacement President and Chief Operating Officer reasonably satisfactory to a majority of the Holders within ninety days of the date of either the resignation or termination of John Orlando, to avoid a deemed "Change of Control" which in turn requires that an offer to purchase be made by the Company to all Holders. On March 28, 2003, the Company hired Stephen Gross to replace John Orlando as the Company's President and Chief Operating Officer. A proposal was submitted to the Holders on that date requesting confirmation that Mr. Gross is reasonably satisfactory to them.

 On April 24, 2003, the Company and the Holders completed a letter agreement that consented to the appointment of Stephen R. Gross as president and chief operating officer of the Company, consented to the filing of the Company's Form 10-K at any time on or before April 30, 2003, consented to an amendment to the Indenture to change the date of the payment of the $1,950,000 principal payment that was due on March 29, 2003 to April 17, 2003, and to acknowledge the payment in full of and the absence of any existing or continuing violation, default or event of default under the Indenture with respect to the $1,950,000 principal payment that was due on March 29, 2003. In addition the Company and the Holders agreed to amend the "Change of Control" events to substitute Stephen Gross for John Orlando and to eliminate any grace periods with respect to future principal payments commencing with the principal payment due June 29, 2003.

As further described in Note 1, on March 31, 2003, the Company was required to make an interest payment in the amount of $1,496,000, which was not made. On May 14, 2003, the Company and the Holders completed a letter agreement in which the parties agreed that the Holders would forbear from exercising certain rights and remedies under the Indenture in consideration for the agreement of Mr. Guccione to contribute certain personal assets held by his holding company, GMI, for the benefit of the Company, including the agreement to:

                   PENTHOUSE FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       (CONTINUED)

a) execute and deliver to the trustee a mortgage and lien in a form satisfactory to the Holders encumbering certain real estate owned by GMII (subject to prior liens of not more than $25.0 million) and to pay costs associated with the obtaining of the mortgage,

b) cause GMII to provide a non-recourse guaranty of the obligations of the Company (the "Guaranty") and to secure its obligations under such Guaranty with a pledge to the trustee of all of GMII's rights, title and interest in the outstanding shares of common stock of PII ("PII Stock"), to deliver the PII Stock certificates and stock powers to the trustee and to deliver a letter agreement pursuant to which PII shall covenant that it will not sell, pledge, transfer, assign or otherwise dispose of any of its outstanding shares of common stock of the Company ("Common Stock Obligation"),

c) pay the interest that is overdue on or before June 30, 2003. the Company and the Holders also agreed that upon the payment of the interest on or before June 30, 2003, the Holders will direct the trustee to cancel the Guaranty and release PII from the Common Stock Obligation,

d)   allow the Holders to audit the books, records and assets of the Company,

e) provide the Holders with a detailed plan for the restructuring of the Company's Series C Notes, together with supporting computations, no later than June 30, 2003, and

f) place a $100,000 deposit with the Holders by June 9, 2003 which shall be used to reimburse the Holders for the fees, costs and expenses their audit and legal counsel.

General Media and the Holders also agreed that upon payment of the interest on or before June 30, 2003, the Holders will direct the Trustee to cancel the Guaranty. Despite the historical modifications described above, there can be no assurance that the Company will be successful in negotiating further amendments of or extensions to the Indenture.


5.      MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 29, 2001, the Company issued 9,905 shares of Preferred Stock to the Consenting Holders at a fair value of $8,200,000. The Preferred Stock carries a liquidation preference of $10,000,000, provides for "paid-in-kind" dividends at a 13% per annum rate and is convertible at the option of the holders, after two years following the Closing Date, into 10% of the Company's common stock on a fully diluted basis in the third year, 12.5% of the Company's common stock on a fully diluted basis in the fourth year, and 15% of such common stock on a fully diluted basis during the fifth year. The Preferred Stock is mandatorily redeemable by the Company (subject to the aforementioned conversion rights) at its liquidation preference including the "paid-in-kind" dividends at the end of the fifth year.

The Preferred Stock may be optionally redeemed by the Company during the second year following the Closing Date at a redemption price of $10,000,000 and at increasing premiums of 110%, 115% and 120% during the third, fourth and fifth years, respectively, provided that the Series C Notes are paid in full at or before the time of any redemption.

The recorded value net of issuance costs is being accreted up to the redemption value using the effective interest method through the March 29, 2006 mandatory redemption date of the Preferred Stock. The Company

                   PENTHOUSE FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       (CONTINUED)

recorded $84,000 and $88,000 of such accretion for the three months ended March 31, 2002 and 2001, respectively. The Company also recorded "paid-in-kind" dividends of $352,000 and $400,000, respectively. Both the accretion of the Preferred Stock and the "paid-in-kind" dividends are reflected in the accompanying financial statements as an increase in Mandatorily Redeemable Convertible Preferred Stock and a decrease in Capital In Excess Of Par Value.

6.          INCOME TAXES

The Company incurred a taxable loss of approximately $940,000 for the three months ended March 31, 2003. In addition, the Company has a net operating loss ("NOL") carryover available from the prior year of approximately $2,682,000, which can be used to reduce future taxable income. This NOL will expire in 2022. The income tax provision for the three months ended March 31, 2003 is comprised of state minimum taxes.

The Company and its subsidiaries are included in the consolidated Federal and Combined New York State and New York City income tax returns of GMI. The provision for income taxes (benefit) in the accompanying statements of operations is allocated to the Company from GMI as if the Company filed separate income tax returns. Since each member of a consolidated tax group is jointly and severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group. Under the terms of a Tax Sharing and Indemnification Agreement (the "Agreement"), the Company can utilize the net operating losses GMI ("GMI NOL's") to reduce its income taxes as long as the Company is member of GMI's consolidated group. To the extent that the Company utilizes such GMI NOL's to reduce its income taxes, it is required to pay GMI, within thirty days after the Company pays the group consolidated tax liability, an amount that would have been paid in taxes had the net operating losses of GMI not been available. At January 1, 2003, GMI had available for Federal income tax purposes GMI NOL's aggregating approximately $82,304,000 which can be used by the Company to reduce future income taxes, as long as the Company is a member of GMI's consolidated group. These GMI NOL's expire in tax years ending 2007 to 2022. The Company's ability to utilize net operating losses may be limited in the future due to the additional issuance of GMI's common stock or other changes in control, as defined in the Internal Revenue Code and related regulations.


7.   COMMITMENTS AND CONTINGENCIES

     LITIGATION

On May 8, 2002, an action was filed in United States District Court for the Central District of California (the "California Court"), alleging, among other things, that the Company published photographs (the "Photographs") of a woman topless in the June 2002 issue of Penthouse Magazine (the "Magazine"), falsely representing them to be pictures of the plaintiff when they were in reality photographs of someone else. The action also alleges that the Company advertised its intention to make the Photographs and a video of the woman available on its internet site on May 10, 2002. On May 7, 2002, the Company issued a press release stating that it had made an unintentional error when it said the Photographs were of the plaintiff and it apologized to the plaintiff and the actual woman in the Photographs for the error. The Company also published the apology on its internet site.

                   PENTHOUSE FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.       (CONTINUED)

The plaintiff seeks a permanent injunction barring the Company from any similar acts concerning her, barring it from any further distribution of the Photographs and the June 2002 edition of the Magazine, barring it from any references to the plaintiff on its internet site, barring it from representing that any pictures or photographs on the internet site are depictions of the plaintiff, ordering it to deliver or destroy all materials that have the alleged false representations, ordering the disgorgement and paying over of all profits it earned and any other unjust enrichment that it received from the alleged false depiction of the plaintiff, awarding damages in an unspecified amount not less than $10,000,000, trebling of these unspecified damages, awarding punitive damages in an unspecified amount and reimbursement for the plaintiff's costs and attorneys' fees in prosecuting the action.

In May 2002, the Court dismissed portions of the complaint and is in the process of hearing arguments for the remaining portions. The Company intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this action will have on the Company's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations. The Company believes it maintains adequate insurance with a rated insurance carrier to absorb the potential liability, if any.

On August 26, 2002, two individuals on behalf of themselves and all others similarly situated (the "Class Action Plaintiffs") filed in the Circuit Court of Cook County, Illinois, (the "Illinois Court") an action alleging that the Company committed a breach of contract, a breach of express warranty and consumer fraud when it published the Photographs, falsely representing them to be pictures of the aforementioned plaintiff when they were in reality photographs of someone else. On May 20, 2003, the Illinois Court dismissed the complaint.

On July 13, 2001, an employee filed a charge of discrimination (the "Charge") against the Company with the U.S. Equal Employment Opportunity Commission ("EEOC"). On April 11, 2003, the District Director of the EEOC ruled that there was reasonable cause to find that the employee had been subject to discrimination on the basis of disability and age, and that she had been constructively discharged. The Company and the EEOC are conducting meetings with the employee to determine what actions need to be taken to resolve the Charge. The Company intends to vigorously defend itself in this action. It is too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this action will have on the Company's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition or results of operations.

On March 28, 2003, a former employee of the Company who was terminated for what the Company believes to be reasonable cause, filed a claim in the Supreme Court of the State of New York seeking damages of

                   PENTHOUSE FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.       (CONTINUED)

$75,000 plus an accounting of their incentive compensation. The Company believes it has no liability to this individual and is vigorously defending itself against this claim.

In December 2002, the Company received correspondences form a third party that transmission of video content on the Internet is a violation of patents that the third party claims to own. The third party has demanded that the Company execute a royalty agreement in favor of the third party with respect to revenue from any videos that it displayed on its Internet Site. To the Company's knowledge, no action has been instituted against it by the third party. The Company believes that it does not owe any royalties to this third party and intends to vigorously defend itself in any action brought against it by the third party.

The Company has breached the terms of its rent obligations on its principal office in the amount of approximately $449,000. On April 24, 2003, the property manager filed a petition in the Civil Court of the City Of New York requesting a judgement of eviction against the Company. The Company has a cash deposit with the property manager in the amount of $956,000. The Company's has engaged special counsel to negotiate a settlement. The Company's management has submitted a proposal to the landlord for a restructuring of its obligations under the lease which may provide a settlement.

There are various lawsuits claiming amounts against the Company. While the outcome of these matters is currently not determinable, it is the opinion of the Company's management that the ultimate liabilities, if any, from the outcome of these cases will not have a material effect on the Company's financial statements.

     OTHER CONTINGENCY

The Company is determining what changes, if any, need to be made to its existing Property and Salary Allocation and Expense Allocation Agreements with GMI and an affiliate to comply with the Prohibition on Personal Loans Section of the Sarbanes-Oxley Act. Such determination is currently being undertaken with advice of Company counsel.

8.       SEGMENT INFORMATION

The Company is currently engaged in activities in three industry segments: publishing, online and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Men's Magazines"), the licensing of the Company's trademarks to publishers in foreign countries, for use on various consumer products and services, and, starting in 2002, for use in the operation of adult entertainment clubs. The online segment is engaged in the sale of memberships to the Company's Internet site (the "Internet Site"), the sale of advertising banners posted on the Internet Site and the sale of adult-oriented consumer products through the Company's online store. The entertainment segment of the Company produces a number of adult-oriented entertainment products and services, including pay-per-call telephone lines, digital video discs ("DVD's"), video cassettes and pay-per-view programming.

                   PENTHOUSE FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.       (CONTINUED)


                                                                                    Corporate and
                                                                                     reconciling
                                              Publishing      Online   Entertainment    items     Consolidated
                                              -----------  -----------  -----------  -----------   -----------
                                                                       (in thousands)
THREE MONTHS ENDED
MARCH 31, 2003
  REVENUES FROM CUSTOMERS
        CIRCULATION                           $    7,000                                           $    7,000
        ADVERTISING                                1,358                                                1,358
        ONLINE                                             $    2,519                                   2,519
        ENTERTAINMENT                                                   $      343                        343
       OTHER                                         852           --           --                        852
                                              -----------  -----------  -----------  -----------   -----------
TOTAL REVENUE FROM CUSTOMERS                       9,210        2,519          343                     12,072

  DEPRECIATION AND AMORTIZATION                      104           14            1                        119
  INCOME (LOSS) FROM OPERATIONS                    1,724          974          151       (1,229)        1,620
  INTEREST EXPENSE                                    27                                  1,672         1,699
  INTEREST INCOME                                      2                                                    2
  SEGMENT PROFIT (LOSS) BEFORE INCOME TAXES        1,699        1,974          151       (2,901)          923
  SEGMENT ASSETS                                   8,894           85          383        5,910        15,272

Three Months Ended
March 31, 2002
  Revenues from customers
        Circulation                           $    9,065                                           $    9,065
        Advertising                                1,903                                                1,903
        Online                                             $    2,084                                   2,084
        Entertainment                                                   $      402                        402
       Other                                         754           --           --                        754
                                              -----------  -----------  -----------  -----------   -----------
Total revenue from customers                      11,722        2,084          402       14,208

  Depreciation and amortization                      122           19            1                        142
  Income (loss) from operations                    3,116        1,110           91       (2,726)        1,591
  Interest expense                                    82                                  1,860         1,942
  Interest income                                                                            38            38
  Segment profit (loss) before income taxes        3,034        1,110           91       (4,548)         (313)
  Segment assets                                   9,905          174          909       10,718        21,706


                   PENTHOUSE FINANCIAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.       WEBSITE MANAGEMENT AGREEMENT

As of January 13, 2003, three of the Company's subsidiaries, General Media Communications, Inc., GMCI Internet Operations, Inc. and General Media Entertainment, Inc. (together the "Internet Operations") entered into a trademark licensing and website management agreement (the "Website Agreement") with Penthouse Financial LLC. Penthouse Financial LLC is an independent company that is not owned or operated by the Company, PII or GMI. As consideration for the Company entering into the Website Agreement, an affiliate of Penthouse Financial LLC agreed to pay a non-refundable fee of $1,000,000 in January 2003, which was received by the Company on January 6, 2003. The Company routinely licenses its trademarks to third party specialists in exchange for up front fees, upfront loans and recurring royalty payments typically paid as a percentage of gross revenue derived from the licensed activity and the Company has recoreded loans from its Website Agreement was a one-time royalty payment and is non-refundable and non-recoupable. The Website Agreement gives Penthouse Financial LLC exclusive responsibility for the design, management and day-to-day operations of Internet websites that use the Company's registered trademarks and URL's for a period of five years beginning on March 31, 2003, in exchange for 50% of the gross revenue from the websites (the "Gross Revenue"), in excess of revenue attributable to existing members, as defined. Penthouse Financial LLC will provide its know-how and trade secrets in the administration and design of websites. The rights granted to Penthouse Financial LLC under the contract are not transferable. The Company is obligated during the period of the contract to provide Penthouse Financial LLC with access to all content purchased for its magazines and free advertising at no charge equal to at least two pages each month in each of its Magazines. The Company will also make all of its subscriber databases and billings systems available to Penthouse Financial LLC. The Website Agreement is cancelable subject to cure periods, if Penthouse Financial LLC does not have redesigned website at www.penthouse.com operational by August 31, 2002, if the Gross Revenue from the websites, is less than 125% of the Gross Revenue generated by the site in the twelve months prior to the first year of the contract, provided however that Penthouse Financial LLC can cure this default by paying 50% of the shortfall to the Company or if the rate of growth in the Gross Revenue for years after the first year is less than 10% of each preceding year, as well as for several other factors, as defined.

10.      LETTER OF INTENT

In May 2003, PII entered into a letter of intent with Fernando Molina ("Seller") outlining the terms of a series of proposed transactions under which a newly formed, wholly owned subsidiary of PII, Penthouse in Ixtapa, Inc. would acquire certain real property consisting of 712 acres of ocean-front property in Mexico (the "Mexico Property") from the Seller in consideration for 120,000 shares of Series C Redeemable Preferred Stock with a face amount of $1,000 per share, 8,000,000 shares of common stock of PII, a fee of 2,000,000 newly issued shares of common stock of PII to be issued to designated individuals of Ixtapa Consultants, Inc. and the agreement of the principal shareholder of GMI, Robert Guccione, to contribute ownership of the common stock of GMI, exclusive of GMI's ownership of PII, to PII in exchange for 10,000,000 newly issued shares of the common stock of PII and 119,000 new issued shares of the common stock of the Company. The letter of intent also provides that PII will use its best efforts to secure a third party loan, the net proceeds of which are not less than $25,000,000, which are to be used to redeem a portion of the Series C Redeemable Preferred Stock The Series C Redeemable Preferred Stock would be senior to all outstanding preferred stock of PII, pay dividends at the rate of 4% per annum, payable if and when declared by the board of directors of PII and carries a liquidation preference equal to the lesser of (1) $1,000 per share, plus accrued but unpaid dividends, or, (2) the proceeds from the sale of the Mexico Property or capital stock of Penthouse in Ixtapa, Inc. The terms and conditions of the letter of intent are not legally binding.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.


FORWARD LOOKING STATEMENTS

In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties and are based on certain assumptions, which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The following are important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (a) the ability of the Company to generate sufficient cash from future operations to make all the payments required under the Series C Notes; (b) government actions or initiatives, including (1) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials, (2) regulation of the advertisement of tobacco products, or (3) significant changes in postal regulations or rates; (c) increases in paper and printing prices; (d) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally, or with respect to the adult male market; (e) effects of the consolidations taking place among businesses which are part of the magazine distribution system; (f) uncertainty with regard to the future market for entertainment, e-commerce and advertising by way of the Internet; (g) the impact on advertising sales of a slow-down or possible recession in the economy, an increasingly competitive environment and competition from other content and merchandise providers; and (h) the impact of terrorist attacks and international conflicts. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

OVERVIEW

We are a brand-driven global entertainment company founded in 1965 by Robert C. Guccione. We cater to men's interests through various trademarked publications, movies, the Internet, location-based live entertainment clubs and consumer product licenses. Our flagship Penthouse brand is widely identified with premium entertainment for adult audiences. Our trademarks are licensed to third parties worldwide in exchange for recurring royalty payments.

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

General Media also holds significant intellectual property and other intangible assets. We own various trademarks developed over 37 years, which we believe are commercially valuable, including Penthouse, Forum, Variations, Penthouse Letters, the Three Key Logo, the One Key Logo, Pet of the Year, Penthouse Pet, Mind & Muscle Power, Hot Talk, Penthouse Comix and Penthouse Men's Adventure Comix. Through the publication of our magazines we have also accumulated a library of approximately one million photographic images. We seek to protect our trademarks through registration and periodic infringement enforcement. We regularly evaluate requests to license our brands, our video library or to participate in other commercial ventures by contributing our trademarks, including events with our Penthouse Pets. Our trademarks and copyrights are critical to the success and potential growth of all of our businesses.

Beginning in the third quarter of 2002, we began to license our trademarks to select luxury gentlemen's clubs, referred to as Location-based Entertainment, in consideration for a percentage of the gross revenue of the clubs. Based substantially on the value of our recognized brand, we have been able to negotiate terms that we believe are favorable to us. We have induced third parties to invest substantial capital into the facilities while requiring no capital expenditure from us. Royalty income from this business segment generally maintains favorable net margins.

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

During the three months ended March 31, 2003, net revenues declined by 15.0% which we primarily attribute to the weak economy and the impact of the war in Iraq and troop deployment that caused an industry wide decrease in newsstand magazine sales, as well as, the unusually severe weather in many parts of the country during the current period.

Management was successful in reducing selling, general and administrative expenses by 31% during the three months ended March 31, 2003, as a result of cost reduction measures implemented during 2002 and 2003. We anticipate additional cost cutting measure which are currently scheduled.

Income from operations increased from $1,591,000 to $2,620,000, an increase of 64.7% during the period ended March 31, 2003.

Operating margins increased 111.0% from 11.2% to 23.7%, in the comparable quarters ending March 31, 2002 and 2003, respectively.

Net income increased from a loss of $0.3 million to net income of $0.9 million, an increase of $1.2 million, in the comparative quarters.

EBITDA increased by 47.6%, from $2.1 million to $3.1 million, in the comparable quarters ending March 31, 2002 and 2003, respectively.

EBITDA during the three months ended March 31, 2002 and 2003 was as follows:

                                                          EBITDA (1)
                                                         Three Months
                                                           March 31,
                                                      --------------------
                                                      2002            2003
                                                      ----            ----
             Net income (loss)                        $(0.3)           $0.9
             Adjusted for:
                Amortization of pictorial costs         0.4             0.3
                Depreciation                            0.1             0.1
                Interest expense, net                   1.9             1.7
                Other (rounding)                                        0.1
                                                      -----           -----
                                                      $ 2.1           $ 3.1

(1) EBITDA represents earnings (loss) from continuing operations before amortization of pictorial costs, depreciation, interest expense and interest income. We evaluate our operating results based on several factors, including EBITDA. We consider EBITDA an important indicator of the operation strength and performance of our ongoing businesses, including our ability to provide cash flows to pay interest, service debt and fund capital expenditures. EBITDA also eliminates the impact of how we fund our businesses and the effect of changes in interest rates, which are not necessarily indicative of our operating performance. EBITDA should not be considered an alternative to any measure of performance or liquidity under accounting principles generally accepted in the United States of America. EBITDA should not be inferred as more meaningful than any of those measures.

The following table sets forth our selected quarterly data for the three months ended March 31, 2002 and 2003:

                                                        Three Months
                                                          March 31,
                                                       ---------------
                                                       2002       2003
                                                       ----       ----
              Net revenues                            $14.2      $11.1
              Income from operations                    1.6        1.6
              Net income (loss)                        (0.3)       0.9

The Company has undertaken or is planning the following actions during 2003, which are primarily directed at improving its revenue generating capability, to attempt to improve its cash flow:

         o The Company is expanding royalty income through the licensing of its trademarks to additional adult entertainment clubs and anticipates the opening of the flagship club in New York, New York in June;

         o Through the club licensing agreements, the Company has been able to attract capital in the form of upfront license payments and has also attracted indirectly additional risk capital for the construction of branded club facilities, including the New York facility, which will assist in growing its licensing income;

         o The Company has entered into a new video distribution agreement with a digital cable provider to the cruise ship industry that delivers on demand pay-per-view entertainment which will improve the revenue generated by the Company's original movie library;

         o The Company is evaluating opportunities to establish partnerships with third party content companies to produce a larger number of movies to be distributed using the Penthouse trademarks;

         o The Company is evaluating opportunities to expand the licensing of its trademarks to additional industries including lifestyle and image-conscious activities, such as music, fashion, live entertainment, financial services and retail;

         o The Company is also exploring the possibility of establishing relationships with other companies to find better ways to generate revenue from its large collection of pictorial inventory and to reach a wider audience on the internet;

         o The Company has engaged several new outside consultants and engaged a new acting President and Chief Operating Officer.

RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2003 VS. 2002)

NET REVENUES

Total net revenues were $14.2 million for the three months ended March 31, 2002, compared to revenues of $12.1 million for the three months ended March 31, 2003, a decrease of $2.1 million. This decrease was a combination of $2.5 million from our Publishing Segment and $0.1 million from our Entertainment Segment, partially offset by an increase of $0.5 million for the Online Segment.

                                                        Net Revenue
                                                       Three Months
                                                          March 31,
                                                      ----------------
                                                      2002        2003
                                                      ----        ----
            Publishing Segment                       $11.7        $9.2
            Online Segment                             2.1         2.6
            Entertainment Segment                      0.4         0.3
                                                     -----       -----
                                                     $14.2       $12.1
                                                     =====       =====

PUBLISHING SEGMENT

The decrease in revenue in the publishing segment was primarily attributable to a decrease in Newsstand revenues, as a result of a decrease in the number of copies of Penthouse magazine and the Affiliate Publications sold. Newsstand revenues decreased $1.7 million, from $7.2 million in 2002 to $5.5 million for the three months ended March 31, 2003. Newsstand sales have been adversely affected by the continued weakness in the economy, the impact of the war in Iraq which caused an industry wide decrease in magazine sales, the unusually severe weather in many parts of the country during the current period and by the continued loss of newsstand distribution outlets due to the change in social climate towards men's magazines, advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet, as well as ongoing acquisitions and consolidations of companies in the magazine distribution industry which have for several years resulted in a reduction in the number of outlets carrying our magazines. To attempt to offset this decline, we have implemented special marketing strategies aimed at developing new outlets for our magazines and rewarding growth in sales by distributors.

Over the last several years, the number of newsstand copies of PENTHOUSE magazine and the Affiliate Publications sold per issue has trended downward. From March 31, 1999 to March 31, 2003, PENTHOUSE magazine and the Affiliate Publications domestic average monthly newsstand circulation decreased by 49%. We believe that the loss of several newsstand distribution outlets due to the change in the social climate towards men's magazines, together with advances in electronic technology, as outlined above, as well as ongoing acquisitions and consolidations of companies in the magazine distribution industry have largely contributed to the overall decrease in circulation. Newsstand sales during 2003 have also been negatively impacted by the economic recession that began in 2001 and the failure of the economy to make a significant recovery during 2002 and 2003. In addition, as stated above, sales in the first quarter of 2003 experienced a further decline due to the impact of the war in Iraq which caused an industry wide decrease in magazine sales and the unusually severe weather in many parts of the country during the period. We have raised the cover prices of the magazines and reduced production costs to partially offset the decline in newsstand circulation. We are attempting to increase newsstand sales though the use of special marketing strategies we have implemented aimed at developing new outlets for its magazines and rewarding growth in sales by distributors and the addition of extra issues of certain of our magazines. We employ a direct newsstand sales force to call on wholesalers and retailers to promote our magazines and to provide information back to our corporate office on the success of our marketing efforts. However due to the negative factors listed above and the current weakness of the economy that has resulted in an increase in the number of bankruptcies or near bankruptcies of companies within the magazine distribution system, the newsstand sales have fallen below that of the prior year. We believe that newsstand sales may recover somewhat during 2003 if the economy improves and our special marketing strategies are successful.

Advertising revenue represented $0.5 million of the publishing segment revenue decrease, dropping from $1.9 million for the three months ended March 31, 2002 to $1.4 million for the three months ended March 31, 2003. This decrease is attributable to a decrease in the number of advertising pages sold and a decrease in the average rate per page of advertising pages sold in PENTHOUSE magazine and the Affiliate Publications.

The advertising revenues of PENTHOUSE magazine and the Affiliate Publications have also declined over the past several years. The primary reason for the decrease in advertising revenue has been the decrease in the average monthly circulation of our magazines, which has the effect of decreasing advertising rates and making our magazines less attractive to advertisers. In addition, many advertisers scaled back advertising in PENTHOUSE magazine during 2002 and the early part of 2003 as a result of the continuing weakness in the economy, and many cigarette companies have either suspended or scaled back advertising in magazines as a result of increased pressure from regulatory agencies and concerns over litigation against tobacco companies. There has also been a steady decrease in pay-per-call advertising over the past several years as competition in the pay-per-call industry has caused rates per minute to decrease and as pay-per-call services have attracted less of an audience in recent years. Partially offsetting these negative factors has been an increase in demand for advertising for sexual enhancement products. We are also pursuing advertisers in many other industries in an attempt to improve our advertising revenue. We believe, however, that due to the above mentioned negative factors, 2003 advertising revenues will fall below 2002 revenue.

Subscription revenue accounted for $0.4 million of the decrease in our publishing segment, decreasing from $1.9 million for the three months ended March 31, 2002 to $1.4 million for the three months ended March 31, 2003. The decrease is attributable to a decrease in the number of subscription copies sold per issue as a result of a decrease in the number of subscription acquisition direct mailings done in the current year, and by a slight decrease in the rate per copy sold of PENTHOUSE magazine. This was partially offset by a slight increase in the rate per copy sold of the Affiliate Publications.

We have experienced a steady decline in the number of sales of subscription copies of PENTHOUSE magazine and the Affiliate Publications over the past several years. We believe the reasons for the decrease are similar to the reasons for the declining newsstand sales. Subscription revenue also decreased as a result of a decrease in the number of subscription acquisition direct mailings done over the past two years. In the first quarter of 2003 we decreased the subscription prices of the magazines in an effort to attract more subscribers and we have elected to delay subscription direct mailings that had been planned for the first half of 2003. The level of expected revenue from subscriptions is heavily dependent on the number of subscription acquisition direct mailings done during the year. We therefore expect subscription revenues to fall below that of 2002. Also, the 11.6% increase in postal rates that went into effect in July 2002 is expected to reduce the profitability of subscription sales by approximately $350,000 on an annualized basis.

Revenues from licensing of foreign editions were $0.5 million for both the three months ended March 31, 2002 and 2003, respectively.

We expect revenue from foreign licensing to increase moderately in 2003 as a result of two new agreements with licensees that have been completed in 2003 and several others that are in the process of being negotiated. However, this result is partially dependent on the strength of the economy in the foreign countries that we have existing and potential new licensees during 2003, which is uncertain at this time.

ONLINE SEGMENT

Decreasing revenue in the online segment is primarily attributable to a decrease in revenue from the sale of memberships to the Internet Site of $0.5 million. The decrease in revenue resulted from a decrease in the average price of the memberships sold and a decrease in the number of members as compared to the prior year. Sales of memberships have been adversely affected by the weakness in the economy, declining circulation of the Company's magazines that provide a major source of advertising for the site and the war in Iraq, that is believed to have temporarily taken attention away from the site. In October 2002, we increased the price of memberships to the Internet Site and eliminated some lower priced options in order to increase the average price paid for memberships going forward. We also redesigned the site to add more features and content to make it more appealing to members. These changes have helped to encourage members to retain their memberships for longer periods of time and increase the average price of memberships. However, the increased pricing has also lead to a decrease in the number of members. We expect the average price of memberships to continue to increase as new members are added at the higher prices. We also plan to enter into cross-marketing programs with other web sites to increase the amount of traffic coming to the Internet Site.

Revenues from the online segment, which began declining during 2001, primarily as a result of the use of more aggressive credit card validation methods required to comply with Visa's requirements, continued to decline in 2002 as a result of decreases in the pricing of its memberships. As explained above, revenue has decreased in the first quarter of 2003 as compared to the prior year. We believe, however, that revenues from memberships will start to increase slightly towards the middle of 2003 as a result of the changes we have made to the pricing structure, the cross-marketing programs we plan to enter into to bring traffic to the Internet Site and the redesign of the Internet Site that was made to retain members for longer periods of time. However, the results will depend partially on the strength of the economy during 2003, which is uncertain at this time. We do not believe we will need to improve our validation methods any further to meet Visa's requirements. However, Visa has the right to modify the maximum allowable chargeback level at any time. Should Visa decide to reduce the maximum chargeback level, we may need to intensify our validation methods further to meet the new requirements, which would result in a decrease in the number of customers who would be accepted as members of the Internet Site. MasterCard recently established its own regulations for maximum chargeback and refund levels that went into effect in April 2002. Our chargeback and refund levels have remained well within those required by the new MasterCard regulations and these new regulations have had no material effect on the sales of memberships to the Internet Site. There is also the possibility that one or more of the credit card companies may decide to stop processing adult on-line internet transactions altogether, which most likely would result in a decrease in online revenues. We believe revenues from the advertising banners in the internet site for 2003 will fall below that of 2002. However we have added several links to other sites in place of traditional ads, that are generating revenue roughly equivalent to the amounts generated by traditional advertisements sold in the prior year. The revenue from these links is expected to offset any decline experienced from the decrease in advertising banners. Revenue from the online store in 2003 are expected to remain fairly consistent with that of 2002

ENTERTAINMENT SEGMENT

The decrease in revenue in the entertainment segment was primarily due to our video business. Revenues of the video business were $0.3 million for the three months ended March 31, 2002 compared to $0.2 million for the three months ended March 31, 2003, a decrease of $0.1 million. Revenues for the three months ended March 31, 2003 were lower due to fewer new movies being produced and released for sale during the last 12 months. The amount of video business revenues earned in each period varies with the timing of new contracts for the production and distribution of movies.

Revenues from the Company's pay-per-call business were $0.1 million for both the three months ended March 31, 2002 and 2003, respectively.

Revenues from the Entertainment Segment have been declining over the past few years as a result of decreases in our video business revenues and demand for pay-per-call services. Our video business revenues for the three months ended March 31, 2003 have decreased over the prior year for the reasons stated above. We are in the process of establishing new business relationships to increase our video business revenue for 2003 and thereafter. However results for 2003 will depend on how quickly we are able to reach agreements with prospective partners in producing and distributing the movies and the timing of the movie releases. We are also working with our pay-per-call service provider to increase the revenue of the pay-per-call business through improved marketing and coordination efforts by the two companies.

PUBLISHING - PRODUCTION, DISTRIBUTION AND EDITORIAL

Publishing-production, distribution and editorial expenses were $5.1 million and $4.3 million for the three months ended March 31, 2002 and 2003, respectively, a decrease of $0.8 million.

Paper costs were $1.9 million and $1.5 million for the three months ended March 31, 2002 and 2003, respectively, representing $0.4 million of the decrease. Printing costs were $2.0 million for the three months ended March 31, 2002, compared to $1.8 million for the three months ended March 31, 2003, representing $0.2 million of the decrease. These decreases are primarily the result of negotiating reductions in the price of paper and printing costs, by changing the grades of paper used to produce the magazines and by changing their design to improve production efficiencies.

Distribution costs were $0.9 million and $0.8 million for the three months ended March 31, 2002 and 2003, respectively, a decrease of $0.1 million.

Editorial costs were $0.3 million and $0.2 million for the three months ended March 31, 2002 and 2003, respectively, a decrease of $0.1 million.

We have been steadily reducing our publishing-production, distribution and editorial expenses over the past several years by reducing the number of copies printed, reducing the number of pages per issue, negotiating reductions in paper and printing costs, changing the grades of paper used to produce the magazines and changing their design to improve production efficiencies. We expect these expenses to fall below that of 2002 as a result of the cost saving measures taken during 2002 and further reductions in the number of copies printed, partially offset by increases in printing costs as a result of increases for inflation contained in contracts with our printers. Paper prices are expected to remain stable for the near future. However, paper prices tend to be volatile and a large increase in prices could have a material adverse affect on our cash flows and profitability.

ONLINE - DIRECT COSTS

Direct costs for the online segment were $58,000 and $21,000 for the three months ended March 31, 2002 and 2003, respectively, a decrease of $37,000. The decrease is primarily attributable to a decrease in fees paid to content providers of $40,000, partially offset by an increase in expenditures for content purchased for the Internet Site of $3,000 for the three months ended March 31, 2003. Direct costs are expected to increase at about the same rate as inflation in future years.

ENTERTAINMENT - DIRECT COSTS

Entertainment direct costs were $0.2 million and $0.1 million for the three months ended March 31, 2002 and 2003, respectively. Direct costs for the remainder of 2003 are expected to increase due to increased levels of production of films and the rate of inflation.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense was $6.6 million for the three months ended March 31, 2002, compared to $4.6 million for the three months ended March 31, 2003, a decrease of $2.0 million. The decrease is primarily due to a decrease in salaries and benefits of $1.1 million, subscription acquisition expenses of $0.5 million, bank charges of $0.1 million, legal expense of $0.1 million, data processing expenses of $0.1 million and insurance expense of $0.1 million for the three months ended March 31, 2003.

Selling, general and administrative expenses for the Publishing Segment were $3.1 million for the three ended March 31, 2002, compared to $2.2 million for the three months ended March 31, 2003, a decrease of $0.9 million. The decrease is primarily due to a decrease in subscription expense of $0.5 million and salaries and benefits of $0.4 million, during the three months ended March 31, 2003.

Selling general and administrative expenses for the online segment were $0.9 million for the three months ended March 31, 2002, compared to $0.5 million for the three months ended March 31, 2003, a decrease of $0.4 million. The decrease is primarily attributable to a decrease in salaries and benefits of $0.2 million, bank charges of $0.1 million and data processing expense of $0.1 million during the three months ended March 31, 2003.

Selling, general and administrative expenses for the entertainment segment were $0.1 million for both the three months ended March 31, 2002 and March 31, 2003, respectively.

Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $2.5 million for the three months ended March 31, 2002, compared to $1.8 million for the three months ended March 31, 2003, a decrease of $0.7 million. This decrease is primarily attributable to decreased salaries and benefits of $0.5 million, legal expense of $0.1 million and insurance expense of $0.1 million for the three months ended March 31, 2003.

In future years we expect selling, general and administrative expenses to increase at about the same rate as inflation.

BAD DEBTS EXPENSE

Bad debt expense was $34,000 for the three months ended March 31, 2002, compared to recoveries of bad debts of $38,000 for the three months ended March 31, 2003, a decrease of $0.1 million. The decrease is primarily due to collections of subscription receivables of $54,000 that had previously been reserved for, as their collectability was uncertain, and lower reserves for advertising accounts receivable due to lower advertising revenues.

RENT EXPENSE FROM AFFILIATED COMPANIES

Rent expense from affiliated companies represents charges from an affiliated company for our use of the affiliate's facilities. The charge is based upon our proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.1 million for both the three months ended March 31, 2002 and 2003.

AMORTIZATION OF PICTORIAL COSTS

Amortization of pictorial costs was $0.4 million for the three months ended March 31, 2002, compared to $0.3 million for the three months ended March 31, 2003, a decrease of $0.1 million. The decrease is due to a reduction in number of pictures purchased compared to the prior period.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $0.1 million for both the three months ended March 31, 2002, and March 31, 2003, respectively.

INCOME FROM OPERATIONS

As a result of the above discussed factors, income from operations was $1.6 million for the three months March 31, 2002, compared to $2.6 million for the three months ended March 31, 2003, respectively.

INTEREST EXPENSE

Interest expense was $1.9 million for the three months ended March 31, 2002, compared to $1.7 million for the three months ended March 31, 2003, a decrease of $0.2 million. This decrease is due to a decrease in the total outstanding principal amount of our Series C Notes.

INTEREST INCOME

Interest income was $37,000 for the three months ended March 31, 2002, compared to $2,000 for the three months ended March 31, 2003, a decrease of $35,000. The decrease is due to a decrease in the amount of cash available for investment during the current year.

INCOME BEFORE THE PROVISION FOR INCOME TAXES

As a result of the above discussed factors, loss before income tax expense for the three months ended March 31, 2002 was $0.3 million, compared to a net income before income tax expense of $0.9 million for the three months ended March 31, 2003.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had $0.6 million in cash and cash equivalents, as compared to $0.1 million at March 31, 2003, a decrease of $0.5 million. During the three months ended March 31, 2003 there was a net decrease in cash and cash equivalents of $0.1 million. The decrease was due to the use of $1.3 million in mandatory principal payments for our Series C Notes. This was offset in part by a net increase of $0.8 million in cash provided by operations and a decrease in advances from affiliated companies of $0.4 million. At March 31, 2003, our current liabilities exceeded current assets by $58.1 million.

On March 31, 2003, the Company was required to make principal and interest payments on its Series C Notes totaling $3,446,000. The principal payment of $1,950,000 has been made and the interest payment in the amount of $1,496,000, was not made. As a result, the Series C Notes became callable. On May 14, 2003, the Company and the Holders completed a letter agreement (See Note 4) in which the Holders agreed to modify the terms of the Notes. The modification provided forbearance from exercising certain rights and remedies under the Indenture in return for the Company's agreement to, among other things, pay the interest by June 30, 2003 and to cause GMII agreement to provide a non-recourse guaranty of the obligations of the Company (the "Guaranty") to the trustee under the Indenture (the "Trustee") and to secure its obligations under such Guaranty with a pledge to the Trustee of all of GMII's rights, title and interest in the outstanding common stock of PII and GMII's agreement to record a junior mortgage on the personal residence of Mr. Guccione. General Media and the Holders also agreed that upon payment of the interest on or before June 30, 2003, the Holders will direct the Trustee to cancel the Guaranty. The Company's Series C Notes require interest payments of $7,195,000 (including the unpaid interest) and principal payments of $39,897,000 during the next twelve months. The Management does not believe it can generate sufficient funds from operations to make all of the required payments and is seeking new sources of financing to modify its debt service payments.

The Company leases 49,000 square feet of office facilities in Manhattan. The Company has become arrears in its monthly lease payments. As a result, the property manager has provided written notice to the Company that it is in default under the terms of the lease. As a result, the property manager has provided written notice to the Company that it is in default under the terms of the lease. The Company owes approximately $449,000 of unpaid rent (See Note 7). The Company has a cash deposit with the property manager in the amount of $956,000 partially securing the obligations under the lease. The property manager has initiated collections proceedings against the Company in April 2003. The Company has engaged special counsel to negotiate a settlement. The Company's management has submitted a proposal to the landlord for restructuring its obligations under the lease that may provide a settlement for the default.

There can be no assurance that the Company will be able to secure the financing necessary to meet its obligations, be able to obtain a reduction in the debt service payments or reach an agreement with the property manager.

The Company has undertaken or is planning the following actions during 2003, which are primarily directed at improving its revenue generating capability, to attempt to improve its cash flow:

         o The Company is expanding royalty income through the licensing of its trademarks to additional adult entertainment clubs and anticipates the opening of the flagship club in New York, New York in June 2003;

         o Through the club licensing agreements, the Company has been able to attract capital in the form of upfront license payments and has also attracted indirectly additional risk capital for the construction of club facilities, including an estimated $12.0 million invested in the New York facility, which will assist in growing its licensing income;

         o The Company has entered into a new video distribution agreement with a digital cable provider to the cruise ship industry that delivers on demand pay-per-view entertainment which will improve the revenue generated by The Company's original movie library;

         o The Company is evaluation opportunities to establish partnerships with third party content companies to produce a larger number of movies to be distributed using the Penthouse trademarks;

         o The Company is evaluating opportunities to expand the licensing of its trademarks to additional industries including other lifestyle and image conscious activities such as music, fashion, live entertainment, financial services and retail;

         o The Company is also exploring the possibility of establishing relationships with other companies to find better ways to generate revenue from its large collection of pictorial inventory, including reaching a wider audience on the internet.

         o The Company has engaged several new outside consultants and engaged a new acting President and Chief Operating Officer.

Since the above actions will not generate sufficient improvements to cash flow to meet current debt service requirements, we are contemplating additional actions, including seeking other sources of financing, to provide cash. However, there can be no assurances that we will be able to achieve such a result.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2002, compared to net cash provided by operating activities of $1.8 million for the three months ended March 31, 2003. The primary reason for the increase in cash flow from operating activities for the three months ended March 31, 2003 was the net loss for the three months, adjusted for a significant increase in accounts payable due to the timing of payments to vendors and a reserve for bad debt for amounts due from GMI and other GMI subsidiaries. This was partially offset by decreases in deferred revenues. The net cash provided by operating activities for the three months ended March 31, 2002, was derived by adjusting the net loss for the period by a significant decrease in accounts payable due to the timing of payments to vendors and decreases in deferred revenues. This was partially offset by a decrease in inventories, prepaid insurance and spending on subscription acquisition drives during the three months ended March 31, 2002.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows used in financing activities were $0.8 million for the three months ended March 31, 2002, compared to cash flows used in financing activities of $2.0 million for the three months ended March 31, 2003. Cash used in financing activities for the three months ended March 31, 2003 was the result of payments of $1.3 million in mandatory principal payments for its Series C Notes and advances to affiliated companies of $0.6 million. Cash used in financing activities for the three months ended March 31, 2002 was the result of advances of $0.8 million to GMI.

Affiliated company advances at March 31, 2003 increased $0.7 million from December 31, 2002. These balances regularly result from the effect of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by us and a portion is charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to General Media, and are to be repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. The expense sharing agreement will need to be modified as a result of changes in provisions of the Indenture specified in the Third Supplemental Indentures which established limits for the amounts of payments on behalf of Robert C Guccione and his Affiliates, but did not specify dates for repayment. These changes have the effect of permitting an increase in amounts that may be due from affiliates. General Media intends to amend the expense sharing agreement in the near future to match those specified in the new provisions of the Indenture. The ability of General Media to realize repayment of its advance is dependent upon the success of GMI in refinancing its existing debt obligations, most of which are currently in default.

DEBT

The Company's debt includes Series C Senior Secured Notes, which are collateralized by substantially all of our assets. The Series C Notes, which bear interest at a rate of 15% per annum, have a maturity date of March 29, 2004. As of March 31, 2003, General Media's unpaid principal balance on the Series C Notes was approximately $41.8 million.

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

The Indenture was amended in conjunction with the issuance of the Series C Notes to reflect the above mentioned payments, to reflect the March 29, 2004 maturity of the Series C Notes, to provide additional "Change of Control" events (requiring the commencement of an offer to purchase Notes), to provide additional flexibility as to the nature of, but also to set a fixed dollar limit for, "Owner Payments", and to require Noteholder consent to entering into new lines of business or for sales or other conveyances of the PENTHOUSE trademark (other than ordinary course licensing) or other assets for net proceeds in excess of $0.5 million. In addition, the related Security Agreement was amended to grant additional security interests in inventory and accounts receivable as well as a security interest in the proceeds of the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and on any proceeds to us from certain insurance policies on the life of our principal beneficial owner.

On August 1, 2002, General Media and the Holders entered into a Third Supplemental Indenture to amend the "Change of Control" events in the Indenture to add further restrictions on the amount of "Owner Payments"; to substitute John Orlando for John Prebich in the "Change of Control" provision; and to require that new financial covenants (the "Financial Covenants") be added that require us to achieve not less than 80% of the projected revenues and EBITDA to be set forth in a business plan in a form and substance reasonably satisfactory to the Holders. In addition we agreed to allow the Holders to audit the books and records of General Media and the payroll records of General Media and GMI and to pay all the legal fees, cost and expenses, and audit fees (collectively the "Amendment Expenses") related to the agreement. We recorded $0.1 million of Amendment Expenses during the year ended December 31, 2002. In July 2002, we also paid $0.1 million to the Holders as a deposit against Amendment Expenses expected to be incurred by the Holders in completing the further amendments to the Indenture required to incorporate the accepted business plan into the financial covenants. In exchange for these amendments the Holders agreed to waive their prior contention that a "Change of Control" event had occurred with respect to the termination of John Prebich, one of our former President and Chief Operating Officer's.

The Indenture requires that General Media hire a replacement President and Chief Operating Officer reasonably satisfactory to a majority of the Holders within ninety days of the date of either the resignation or termination of John Orlando, our last President and Chief Operating Officer, to avoid a deemed "Change of Control" which in turn requires that an offer to purchase be made by the Company to all Holders. On January 14, 2003, John Orlando was terminated. On March 28, 2003, the Company hired Steve Gross to replace John Orlando as the Company's President and Chief Operating Officer. A proposal was submitted to the Holders on that date requesting confirmation that Mr. Gross is reasonably satisfactory to them.

On September 13, 2002, we submitted a business plan to the Holders for approval in accordance with the requirements of the Third Supplemental Indenture. The Holders notified us that they had accepted the business plan effective October 4, 2002. On November 12, 2002, General Media and the Holders entered into the Fourth Supplemental Indenture to incorporate the Financial Covenants into the Indenture. As of March 31, 2003, we were in compliance with all the Financial Covenants.

General Media was required to make a principal payment of $2.0 million on March 29, 2003 and an interest payment of $1.5 million on March 31, 2003. On April 14, 2003, the Trustee issued a notice of event of default with respect to the principal payment. On April 15 and 16, 2003 General Media transferred additional funds (including $0.2 million made available through the repayment of an intercompany balance from GMI) and has fully paid the $2.0 million principal amount. General Media had until April 30, 2003 (30-day grace period) to make the interest payment, but was unable to do so. Accordingly, the underlying debt became callable by the Holders.

 On April 24, 2003, the General Media and the Holders completed a letter agreement that consented to the appointment of Stephen R. Gross as president and chief operating officer of the Company, consented to the filing of the General Media's Form 10-K at any time on or before April 30, 2003, consented to an amendment to the Indenture to change the date of the payment of the $2.0 million principal payment that was due on March 29, 2003 to April 17, 2003, and to acknowledge the payment in full of and the absence of any existing or continuing violation, default or event of default under the Indenture with respect to the $2.0 million principal payment that was due on March 29, 2003. In addition General Media and the Holders agreed to amend the "Change of Control" events to substitute Stephen Gross for John Orlando and to eliminate any grace periods with respect to future principal payments commencing with the principal payment due June 29, 2003.

On May 14, 2003, General Media and the Holders completed a letter agreement in which the parties agreed that the Holders would forbear from exercising their rights and remedies under the Indenture in consideration for the agreement of Mr. Guccione to contribute certain personal assets held by his personal holding company, GMI, for the benefit of the Company, including the agreement to:

a) execute and deliver to the trustee a mortgage and lien in a form satisfactory to the Holders encumbering certain real estate owned by GMII (subject to prior liens of not more than $25.0 million) and to pay costs associated with the obtaining of the mortgage,

b) cause GMII to provide a non-recourse guaranty of the obligations of General Media (the "Guaranty") and to secure its obligations under such Guaranty with a pledge to the trustee of all of GMII's rights, title and interest in the outstanding shares of common stock of PII ("PII Stock"), to deliver the PII Stock certificates and stock powers to the trustee and to deliver a letter agreement pursuant to which PII shall covenant that it will not sell, pledge, transfer, assign or otherwise dispose of any of its outstanding shares of common stock of General Media ("Common Stock Obligation"),

c) pay the interest that is overdue on or before June 30, 2003. General Media and the Holders also agreed that upon the payment of the interest on or before June 30, 2003, the Holders will direct the trustee to cancel the Guaranty and release PII from the Common Stock Obligation,

d)   allow the Holders to audit the books, records and assets of General Media,

e) provide the Holders with a detailed plan for the restructuring of General Media's Series C Notes, together with supporting computations, no later than June 30, 2003, and

f) place a $0.1 million deposit with the Holders by June 9, 2003 which shall be used to reimburse the Holders for the fees, costs and expenses their audit and legal counsel.

There can be no assurance that General Media will be successful in negotiating further amendments of or extensions to the Indenture.

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

         b. RETAIL DISPLAY ALLOWANCES - Retail display allowances are payments made to convenience stores, bookstores and newsstands as an incentive to handle and sell magazines. The formula used to calculate the allowance is negotiated on an individual basis with each outlet owner and varies accordingly. However each formula is based on a combination of a percentage of sales dollars and an amount per copy sold. Accruals for retail display allowances are recorded as a reduction of newsstand revenues on the on-sale date based upon past experience using the estimated sales of each issue, net of estimated returns. As new information becomes available the accruals are adjusted accordingly.

         c. TAXES - In preparing our financial statements we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In consideration of our taxable loss in the current year and lack of historical ability to generate taxable income to utilize our deferred tax assets, we have recorded a full valuation allowance.

              GMI, General Media and the Other GMI Subsidiaries are parties to the Tax Sharing Agreement pursuant to which such parties file consolidated federal, state and local income tax returns so long as permitted by the relevant tax authorities. The Tax Sharing Agreement sets forth the methodology for allocating income taxes and the use of net operating losses ("NOLs") between General Media, GMI and the Other GMI Subsidiaries. We, however, are not required to pay income or franchise taxes (except certain alternative taxes) to the extent that we can utilize a portion of the NOLs of GMI and the Other GMI Subsidiaries pursuant to the terms of the Tax Sharing Agreement. Prior to 2000, we were not required to reimburse GMI and the Other GMI Subsidiaries for the use of the NOLs generated by these entities. In addition, the Tax Sharing Agreement provides that GMI and the other GMI Subsidiaries indemnify us from any income or franchise tax liabilities of the consolidated group in excess of the $26 million arising during years ending through December 31, 1993.

         d. OTHER LOSS RESERVES - We have other loss exposures, such as accounts receivable reserves and reserves for refunds that would be required if we do not attain circulation levels stipulated in contracts with advertisers. Establishing allowances for doubtful accounts and loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and the ultimate liability. We estimate losses using consistent and appropriate methods; however, changes to our assumptions could materially affect our estimate of allowances and losses. Where available we utilize published credit ratings for our debtors to assist us in determining the amount of required reserves.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Certain provisions of The Emerging Issues Task Force pronouncement EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", are effective for fiscal periods beginning after December 15, 2001. The Task Force reached a consensus that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. Beginning January 2002 we adopted this policy as it relates to retail display allowances. Retail display allowances had been included in selling, general and administrative expenses prior to the adoption of this policy. The effect on General Media of the adoption of the policy is a reduction of newsstand revenue and an equivalent reduction in selling, general and administrative expenses.

In April 2002, the FASB issued SFAS 145, which rescinded certain prior FASB statements, amended a FASB statement and made technical corrections to a number of prior pronouncements. This statement is effective for fiscal years beginning after May 15, 2002. The Company does not believe that this statement will have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that this statement will have a material effect on the Company's financial statements.

In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions". This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The Company does not believe that this statement will have a material effect on the Company's financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". The statement amends SFAS 123, "Accounting for Stock-Based Compensation", and is effective for fiscal years ending after December 15, 2002. The Company does not believe that this statement will have a material effect on the Company's financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment. The following table summarizes all commitments under contractual obligations as of March 31, 2003:

                                                                 Obligations due
                                                 -------------------------------------------------
                                                  Total         1       2-3       4-5      Over 5
                                                  Amount      Year     Years     Years     Years
                                                 -------------------------------------------------
                                                                    (In millions)
         Senior Secured Notes                     $41.8     $41.8     $   -     $   -     $   -
         Operating Leases                          11.3       1.9       3.7       3.8       1.9
         Other Long-Term Liabilities                0.7       0.2       0.3       0.2         -
                                                  ------    ------    ------    ------    ------
         Total Cash Obligations                   $53.8     $43.9     $ 4.0     $ 4.0     $ 1.9
                                                  ======    ======    ======    ======    ======

         Interest On Senior Secured Notes         $ 7.2     $ 7.2     $   -     $   -     $   -
                                                  ======    ======    ======    ======    ======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates. Management does not believe that it has any foreign currency rate risk.

Interest Rates-As of December 31, 2000, we had debt of $52.0 million with a fixed rate of 10 5/8%. On March 29, 2001 we exchanged $51.5 million of this debt for new debt with a fixed rate of 15% and retired $0.5 million of the debt. In July 2001, October 2001 and December 2001, we retired $0.7 million, $1.1 million, $0.7 million of the new debt, respectively, in accordance with the requirements of the Series C Notes. In April, May, July, October and December 2002, we retired $1.3 million, $0.9 million, $1.3 million, $1.9 million and $0.5 million of the new debt, respectively, in accordance with the requirements of the Series C Notes. In January and April 2003 we retired $1.3 million and $1.9 million of the new debt, respectively, in accordance with the requirements of the Series C Notes. We are subject to market risk based on potential fluctuations in current interest rates.

Foreign-Exchange Rate Risk - We do not believe it has exposure to foreign exchange rate risk because all of its financial instruments are denominated in U.S. dollars.


ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls") pursuant to Rules 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles in the United States Of America.

Among other matters, we sought in our Controls Evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financials statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

The CEO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, and no corrective actions were required or taken with regard to significant deficiencies and material weaknesses.

Based upon the Controls Evaluation, our CEO has concluded that our Disclosure Controls were effective to ensure that material information relating to General Media, Inc. and its consolidated subsidiaries is made known to management, including the CEO.

                            PART II-OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On May 8, 2002, an action was filed in United States District Court for the Central District of California (the "California Court"), alleging, among other things, that General Media published photographs (the "Photographs") of a woman topless in the June 2002 issue of Penthouse Magazine (the "Magazine"), falsely representing them to be pictures of the plaintiff when they were in reality photographs of someone else. The action also alleges that General Media advertised its intention to make the Photographs and a video of the woman available on its internet site on May 10, 2002. On May 7, 2002, General Media issued a press release stating that it had made an unintentional error when it said the Photographs were of the plaintiff and it apologized to the plaintiff and the actual woman in the Photographs for the error. General Media also published the apology on its internet site.

The plaintiff seeks a permanent injunction barring General Media from any similar acts concerning her, barring it from any further distribution of the Photographs and the June 2002 edition of the Magazine, barring it from any references to the plaintiff on its internet site, barring it from representing that any pictures or photographs on the internet site are depictions of the plaintiff, ordering it to deliver or destroy all materials that have the alleged false representations, ordering the disgorgement and paying over of all profits it earned and any other unjust enrichment that it received from the alleged false depiction of the plaintiff, awarding damages in an unspecified amount not less than $10.0 million, trebling of these unspecified damages, awarding punitive damages in an unspecified amount and reimbursement for the plaintiff's costs and attorneys' fees in prosecuting the action. In May 2002, the Court dismissed portions of the complaint and is in the process of hearing arguments for the remaining portions. General Media intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this action will have on General Media's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

On August 26, 2002, two individuals on behalf of themselves and all others similarly situated (the "Class Action Plaintiffs") filed in the Circuit Court of Cook County, Illinois (the "Illinois Court"), an action alleging that General Media committed a breach of contract, a breach of express warranty and consumer fraud when it published the Photographs, falsely representing them to be pictures of the aforementioned plaintiff when they were in reality photographs of someone else. The Class Action Plaintiffs have filed a request that the action be certified as a class action. On May 20, 2003, the Illinois Court dismissed the complaint.

On July 13, 2001, an employee filed a charge of discrimination (the "Charge") against General Media with the U.S. Equal Employment Opportunity Commission ("EEOC"). On April 11, 2003, the District Director of the EEOC ruled that there was reasonable cause to find that the employee had been subject to discrimination on the basis of disability and age, and that she had been constructively discharged. General Media and the EEOC are conducting meetings with the employee to determine what actions need to be taken to resolve the Charge. General Media intends to vigorously defend itself in this action. It is too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this action will have on General Media's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition or results of operations.

On March 28, 2003, a former employee of General Media who was terminated for what General Media believes to be reasonable cause, filed a claim in the Supreme Court of the State of New York seeking damages of $75,000 plus an accounting of their incentive compensation. General Media believes it has no liability to this individual and is vigorously defending itself against this claim.

In December 2002, General Media received correspondences form a third party that transmission of video content on the Internet is a violation of patents that the third party claims to own. The third party has demanded that General Media execute a royalty agreement in favor of the third party with respect to revenue from any videos that it displayed on its Internet Site. To General Media's knowledge, no action has been instituted against it by the third party. General Media believes that it does not owe any royalties to this third party and intends to vigorously defend itself in any action brought against it by the third party.

The Company has breached the payment terms of its rent obligations on its principal office in the amount of approximately $0.4 million. On April 24, 2003, the property manager filed a petition in the Civil Court of the City Of New York requesting a judgement of eviction against the Company. The Company has a cash deposit with the property manager in the amount of $956,000. The Company's has engaged special counsel to negotiate a settlement. The Company's management has submitted a proposal to the landlord for a restructuring of its obligations under the lease which would provide a settlement for the default.

There are various lawsuits claiming amounts against General Media. While the outcome of these matters is currently not determinable, it is the opinion of General Media's management that the ultimate liabilities, if any, from the outcome of these cases will not have a material effect on the Company's financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 24, 2003, the General Media and the Holders completed a letter agreement that consented to the appointment of Stephen R. Gross as president and chief operating officer of the Company, consented to the filing of the General Media's Form 10-K at any time on or before April 30, 2003, consented to an amendment to the Indenture to change the date of the payment of the $2.0 million principal payment that was due on March 29, 2003 to April 17, 2003, and to acknowledge the payment in full of and the absence of any existing or continuing violation, default or event of default under the Indenture with respect to the $2.0 million principal payment that was due on March 29, 2003. In addition General Media and the Holders agreed to amend the "Change of Control" events to substitute Stephen Gross for John Orlando and to eliminate any grace periods with respect to future principal payments commencing with the principal payment due June 29, 2003.

As of March 31, 2003, the Company was required to make principal and interest payments on its Series C Notes totallying $3.5 million. The principal payment of $1,950,000 has been made and the interest payment of $1.5 million was not made. On May 14, 2003, General Media and the Holders completed a letter agreement in which the parties agreed that the Holders would forbear from exercising their rights and remedies under the Indenture as a result of the General Media's failure to pay interest that was due on April 30, 2003 (after 30-day grace period) in return for General Media's agreement to:

a) execute and deliver to the trustee a mortgage and lien in a form satisfactory to the Holders encumbering certain real estate owned by GMII (subject to prior liens of not more than $25.0 million) and to pay costs associated with the obtaining of the mortgage,

b) cause GMII to provide a non-recourse guaranty of the obligations of General Media (the "Guaranty") and to secure its obligations under such Guaranty with a pledge to the trustee of all of GMII's rights, title and interest in the outstanding shares of common stock of PII ("PII Stock"), to deliver the PII Stock certificates and stock powers to the trustee and to deliver a letter agreement pursuant to which PII shall covenant that it will not sell, pledge, transfer, assign or otherwise dispose of any of its outstanding shares of common stock of General Media ("Common Stock Obligation"),

c) pay the interest that is overdue on or before June 30, 2003. General Media and the Holders also agreed that upon the payment of the interest on or before June 30, 2003, the Holders will direct the trustee to cancel the Guaranty and release PII from the Common Stock Obligation,

d)   allow the Holders to audit the books, records and assets of General Media,

e) provide the Holders with a detailed plan for the restructuring of General Media's Series C Notes, together with supporting computations, no later than June 30, 2003, and

f) to place a $0.1 million with the Holders by June 9, 2003 which shall be used to reimburse the Holders for the fees, costs and expenses their audit and legal counsel.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2003, the Company was required to make principal and interest payments on its Series C Notes totallying $3.5 million. The principal payment of $1,950,000 has been made and the interest payment of $1.5 million was not made. As of March 31, 2003, General Media had not made a required interest payment of $1.5 million on its Series C Notes, that was due by that date. General Media had until April 30, 2003 (30-day grace period) to make the interest payment, but was unable to do so. On May 14, 2003, General Media and the Holders completed a letter agreement in which the parties agreed that the Holders would forbear from exercising their rights and remedies under the Indenture as a result of the failure to pay the interest in return for certain concessions by General Media and GMI as specified in Item 2 "Changes in Securities and Use of Proceeds" above. As of May 20, 2003 the total arrearage due is $1,529,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed in the "Exhibit Index" are filed as part of this report.

(b)   Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     Penthouse Financial, Inc.
                                     (Registrant)


Dated: May 20, 2003                  By: /s/ R C Guccione
                                         ---------------------------------------
                                         Robert C. Guccione
                                         Chairman of the Board, Chief Executive
                                         Officer and Publisher
                                         (Principal Executive Officer)

                                 CERTIFICATIONS

I, Robert C. Guccione, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Penthouse Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors;

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                /s/ Robert C. Guccione
                                                --------------------------------
                                                Chief Executive Officer
                                                (Principal Executive Officer and
                                                Principal Financial Officer)
                                                May 20, 2003

                                  Exhibit Index
                                  -------------



Exhibit No.       Description
-----------       -----------

99.1   --         Certification Of Robert C. Guccione, Chief Executive Officer,
                  Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002