Form 10-Q/A
period 2003-03-31
PENTHOUSE INTERNATIONAL INC
filed 2003-09-25
CIK 1164123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934


                       Commission File Number: 333-83448


                          PENTHOUSE INTERNATIONAL, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        FLORIDA                                               65-1158257
------------------------                                --------------------
(State of incorporation)                                    (IRS Employer
                                                         Identification No.)

                        11 PENN PLAZA, NEW YORK, NY 10001
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 702-6000
                         -------------------------------
                         (Registrant's telephone number)


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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                 YES [ ] NO [X]

As of September 15, 2003, there were 151,690,000 shares outstanding of the Registrant's common stock.

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                          PAGE
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements                                          3

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations           22

     Item 3. Quantitative and Qualitative Disclosures About Market Risk    43

     Item 4. Controls and Procedures                                       43

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                            45

     Item 2.  Changes in Securities and Use of Proceeds                    46

     Item 3.  Defaults Upon Senior Securities                              48

     Item 6.  Exhibits and Reports on Form 8-K                             49

Signatures                                                                 50

Item 1. Financial Statements

                         Penthouse International, Inc. and Subsidiaries
                         Condensed Consolidated Statements of Operations
                                           (unaudited)

                                     (amounts in thousands)
                                                                         Three months ended
                                                                             March 31,
                                                                 ---------------------------------
                                                                      2002               2003
                                                                 --------------     --------------
Net revenue                                                      $       14,208     $       11,072
                                                                 --------------     --------------
Costs and expenses
     Publishing - production, distribution, pictorial
       and editorial                                                      5,467              4,567
     Entertainment and online                                               237                119
     Selling, general and administrative                                  6,622              4,615
     Leasehold improvement impairment charge                                  -              1,061
     Bad debt expense                                                        34                (38)
     Rent expense from affiliated companies                                 115                125
     Depreciation and amortization                                          142                119
                                                                 --------------     --------------

                           Total costs and expenses                      12,617             10,568
                                                                 --------------     --------------

                            Income from operations                        1,591                504
                                                                 --------------     --------------

Other income (expense)
     Interest expense                                                    (1,942)            (1,699)
     Interest income                                                         38                  2
                                                                 --------------     --------------

                            Total other income (expense), net            (1,904)            (1,697)
                                                                 --------------     --------------

Loss before provision for income taxes                                     (313)            (1,193)

Income tax expense                                                            6                  6
                                                                 --------------     --------------


Loss before minority interest                                              (319)            (1,199)

Minority interest                                                             2                  6
                                                                 --------------     --------------

Net loss                                                                   (317)            (1,193)

"Paid in kind" dividends on manditorily redeemable
  preferred stock, net of minority interest                                (351)              (398)

Accretion of mandatorily redeemable preferred stock
  to its liquidation preference, net of minority interest                   (84)               (88)
                                                                 --------------     --------------

Net loss applicable to common stock                              $         (752)    $       (1,679)
                                                                 ==============     ==============

Net loss per common share, basic and diluted                     $        (0.01)    $        (0.01)
                                                                 ==============     ==============

Weighted average number of shares, basic and diluted                127,560,000        151,690,000
                                                                 ==============     ==============


                    See notes to condensed consolidated financial statements.

                                               3

                 Penthouse International, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                (amounts in thousands, except per share amounts)

                                                                        December 31,      March 31,
                                                                            2002            2003
                                                                       -------------   -------------
                                                                                        (unaudited)
                                     ASSETS

          CURRENT ASSETS
              Cash and cash equivalents                                $         206   $          64
              Accounts receivable, net of allowance
                 for doubtful accounts                                         2,862           2,657
              Inventories                                                      3,355           3,190
              Prepaid insurance                                                  702             871
              Prepaid expenses and other current assets                        1,014             602
                                                                       -------------   -------------

                                     Total current assets                      8,139           7,384

          WORKS OF ART AND OTHER COLLECTABLES                                  1,820           1,820

          PROPERTY AND EQUIPMENT - AT COST;
             net of accumulated depreciation and amortization                  1,905             725

          OTHER ASSETS
              Rent security deposits                                           1,071           1,071
              Cash surrender value of officers life insurance                  1,036             960
              Due from affiliated companies                                    1,153             721
              Deferred subscription acquisition costs, net                       248             214
              Other                                                                -              95
                                                                       -------------   -------------

                                                                               3,508           3,061
                                                                       -------------   -------------

                                                                       $      15,372   $      12,990
                                                                       =============   =============


                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
          CURRENT LIABILITIES
              Current maturities of notes payable                      $      43,147   $      41,847
              Accounts payable                                                 7,894           8,711
              Deferred  revenue                                                7,602           7,151
              Accrued Interest - notes payable                                 1,617           1,647
              Accrued retail display allowance                                 1,653           1,606
              Accrued expenses and other current liabilities                   3,863           3,795
              Income tax payable                                                 935             940
                                                                       -------------   -------------
                                     Total current liabilities                66,711          65,697

          DEFERRED REVENUE                                                     1,013             916

          OTHER LONG TERM LIABILITIES                                            867             796

          MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK                  11,256          11,743

          COMMITMENTS AND CONTINGENCIES

          MINORITY INTEREST                                                      116             108


          STOCKHOLDERS' DEFICIT
              Series A Preferred Stock, $.0025 par value; 20,000,000 shares
               authorized, 5,000 shares issued and outstanding                     -               -
              Series B Preferred Stock, $.0025 par value; 20,000,000 shares
               authorized, none outstanding                                        -               -
              Common stock, $.0025 par value; 250,000,000 shares authorized;
               150,000,000 and 151,690,000 shares issued and outstanding,
               respectively                                                      375             379
              Capital in excess of par value                                   5,987           5,497
              Subscription receivable                                            (22)            (22)
              Accumulated deficit                                            (70,931)        (72,124)
                                                                       -------------   -------------

                                                                             (64,591)        (66,270)
                                                                       -------------   -------------

                                                                       $      15,372   $      12,990
                                                                       =============   =============

                      See notes to condensed consolidated financial statements.

                                                   4

                                 Penthouse International, Inc. and Subsidiaries
                                 Condensed Consolidated Statements of Cash Flows
                                                   (unaudited)

                                             (amounts in thousands)

                                                                                     Three months ended
                                                                                          March 31,
                                                                               ----------------------------
                                                                                   2002            2003
                                                                               ------------     -----------
Cash flows from operating activities
Net loss                                                                       $       (317)    $    (1,193)
Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                                     142             119
      Amortization of deferred revenue                                                 (132)            (97)
      Bad debt expense                                                                   34             (38)
      Leasehold improvement impairment charge                                             -           1,061
      Change in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                                             189             243
        Inventories                                                                   1,038             165
        Prepaid insurance                                                              (192)           (169)
        Prepaid expenses and other current assets                                       660             411
        Other assets                                                                  1,131              15
      Increase (decrease) in:
        Accounts payable, accrued expenses and other
             current liabilities                                                     (2,764)            701
        Accrued interest on notes payable                                                (1)             30
        Income taxes payable                                                             (9)              5
        Deferred revenue                                                               (792)           (451)
        Other long term liabilities                                                     (64)            (71)
        Minority Interest                                                                (2)             (6)
                                                                               ------------     -----------

           Net cash (used in) provided by operations                                 (1,079)            725
                                                                               ------------     -----------

Cash flows from financing activities

      Principal payments on notes payable                                                 -          (1,300)
      Collections from affiliated companies                                               -             433
      Advance to affiliated companies                                                  (775)              -
                                                                               ------------     -----------

           Net cash used in financing activities                                       (775)           (867)
                                                                               ------------     -----------

           Net decrease in cash and cash equivalents                                 (1,854)           (142)

Cash and cash equivalents at beginning of period                                      2,431             206
                                                                               ------------     -----------

Cash and cash equivalents at end of period                                     $        577     $        64
                                                                               ============     ===========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
                Interest                                                       $      1,942     $     1,671
                Income taxes                                                   $          4     $        11

Supplemental disclosure of non-cash financing activities:
      "Paid in kind" dividends on mandatorily redeemable
         preferred stock                                                       $        351     $       398
      Accretion of mandatorily redeemable preferred
         stock to liquidation preference                                       $         84     $        88


                          See notes to condensed consolidated financial statements.

                                                      5

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. Amendment To Previously Issued 10-Q For The Quarter Period Ended
   March 31, 2003

Penthouse International, Inc. (the "Company" or "PII") is filing this amended 10-Q for the quarterly period ended March 31, 2003 because the previously filed 10-Q for the period was not reviewed, approved or signed prior to filing by Robert C. Guccione, President and Principal Executive Officer, the financial statements included in the previously filed 10-Q did not accurately reflect the Company's consolidated financial position, results of operations and cash flows for the period reported, that the notes to condensed consolidated financial statements included in the previously filed 10-Q were in some respects inaccurate and incomplete, including improperly reflecting $1.0 million of royalties from a website management agreement as revenue. The financial statements in this amendment properly reflect the receipt of funds as the repayment of a related party loan. See Note 11. In addition, the previously filed 10-Q was not reviewed by an independent auditor prior to filing. An independent auditor's review is required by Rule 10-01 (d) of Regulation S-X.

As previously disclosed in the Company's 8-Ks filed on June 13, 2003 and on June 24, 2003, investors are urged not to rely on the previously filed 10-Q and the information contained in this amended 10-Q/A supercedes information contained in the prior filing.

2. Basis of Presentation and Financial Status

The Company is the holder of 99.5% of the common stock of General Media, Inc. (together with its subsidiaries, "General Media"). The Company is majority owned by General Media International, Inc. ("GMI"). General Media historically operated the adult oriented entertainment company formed in 1965, by Robert G. Guccione, which caters to men's interests through various trademarked publications, movies, the Internet, location-based live entertainment clubs and consumer product licenses under the brand "PENTHOUSE" and others. General Media International, Inc. ("GMI") is the holder of 85% of the common stock of the Company. On August 12, 2003, General Media and its direct and indirect subsidiaries, General Media Art Holding, Inc., General Media Communications, Inc., General Media Entertainment, Inc., General Media (UK), Ltd., GMCI Internet Operations, Inc., GMI On-Line Ventures, Ltd., Penthouse Images Acquisitions, Ltd. and Pure Entertainment Telecommunications, Inc., (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Debtors are managing their properties and operate their businesses as "debtors-in-possession" subject to the supervision and orders of the Bankruptcy Court (Case No. 03-15078) pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. The Debtors are developing but have not filed either a plan of reorganization or a term sheet setting forth material terms of such plan. A motion to convert the case to a Chapter 7 liquidation has been filed by the Unsecured Creditors Committee which the Debtors have opposed.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

2. (Continued)

adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year. The balance sheet information for December 31, 2002 has been derived from the audited financial statements at that date. In addition, the financial statement presentation does not yet reflect any segregation of liabilities subject to compromise which may result from the above described proceeding (the "Bankruptcy Proceeding") in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization ("SOP 90-7")". Such treatment, if required, will be based upon the Debtors' plan of reorganization.

The consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities, except as to an impairment provision relating to leasehold improvements; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

On September 18, 2003 the Unsecured Creditors Committee in the Bankruptcy Proceeding filed a motion to convert the case from a Chapter 11 reorganization to a Chapter 7 liquidation case. The Debtors promptly filed their opposition to the motion and intend to resist the Unsecured Creditors Committee's motion.

Subject to the qualifications above, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At March 31, 2003, the Company's cash balance was $64,000 and the Company's current liabilities exceeded current assets by $58,313,000. As further explained in Note 5 of the Notes to Condensed Consolidated Financial Statements and in the liquidity section of the management discussion section of this report on Form 10-Q, the Company's subsidiary, General Media, was late in paying a required interest payment under its 15% Senior Secured Debentures due 2004 (the "Series C Notes") in the amount of $1,496,000 that was due on March 31, 2003. The payment of this interest was made on June 3, 2003.

General Media also did not make a required principal payment in the amount of $1,300,000 and a required interest payment of $48,000 that was due on June 29, 2003, did not make a required interest payment on the Series C Notes of $1,447,000 that was due on June 30, 2003 and has not yet delivered quarterly financial statements for the period ending March 31, 2003 (the "Financial Statements") to the holders of the Series C Notes as required by the indenture (the "Indenture") defining the relative rights of General Media and the Note holders. On July 3, 2003, the holders of a majority of the principal amount of the Series C Notes (the "Holders") sent a notice to General Media advising it of the failure to make the required interest payment due on June 30, 2003, the failure to make required principal payment of $1,300,000 that was due on June 29, 2003 and the failure to deliver the required Financial Statements. On July 8, 2003, the trustee issued a notice of event of default with respect to the principal payment and the Series C Notes became callable. The Series C Notes require interest payments of $5,679,000 (including the unpaid interest) and principal payments of $39,897,000 during the next twelve months plus default interest.

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


2. (Continued)

General Media and the other Debtors filed for protection under Chapter 11 after negotiations with the Holders failed to obtain a waiver of the defaults or to provide working capital for the Company's operations. In August 2003, two of the Holders entered into an agreement with General Media to provide $5,000,000 of debtor-in-possession financing with interest at 13% per annum (the "Agreement" or "DIP Financing"). The Agreement limits the DIP Financing to $3,000,000 until a final financing order is signed by the Bankruptcy Court. The Agreement also limits the amount of advances to the amount of principal projected to be outstanding on a weekly basis as was set forth on a budget provided by General Media on a schedule to the Agreement. Under the Agreement, General Media has drawn down approximately $2,100,000 as of September 19, 2003. The Debtors have defaulted on certain covenants related to the DIP Financing and are negotiating with the lenders for waivers. As a result of the Default, no additional advances have been made, the full principal balance of the loan is due and the interest due on the outstanding balance increased to 15% per annum.

The Debtors were overdue in payments to their vendors, but collection efforts following August 12, 2003 are stayed by the Bankruptcy Proceeding. The Company was unable to distribute Penthouse, Penthouse Letters and Girls of Penthouse magazines during May 2003 and all of its publications during June 2003 as a result of the need to reach an agreement with printing contractors, paper suppliers and its magazine distributor regarding past due invoices. In September 2003, General Media's magazine distributor threatened to suspend distribution of its publications and entered into negotiations with General Media to determine the terms under which magazines will be distributed while the Debtors are operating under Chapter 11 protection. On July 18, 2003, the Company postponed for one week the payment of approximately seventy four percent of one of its bi-weekly payroll due that week as a result of a shortage of cash at the time. The Company paid the balance of the payroll to its employees on July 25, 2003.

General Media has fallen behind in making its monthly lease payments on its principal offices in Manhattan. As a result, the landlord has obtained a judgement from the Civil Court of The City Of New York (the "Court") for unpaid rent in the amount of $449,000 and for the right to obtain a warrant of eviction (See Note 8 of the Notes to Condensed Consolidated Financial Statements). The landlord's efforts to seek a warrant of eviction have been stayed by the Bankruptcy Proceeding. The Company is in the process of locating alternate facilities while at the same time negotiating with the landlord for a possible settlement of the case. The Company has provided for a fixed asset leasehold improvement impairment charge in the amount of $1,061,000 in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 because it is uncertain that the Company will reach an agreement with the landlord and remain in its office facilities to the end of the lease term.

There can be no assurance that alternative financing will be made available to the Company, that the Debtors efforts to reorganize in bankruptcy will be successful or that the Company will retain any equity in General Media as a result of the planned reorganization.

The Company previously reported that the Securities and Exchange Commission commenced an informal inquiry pertaining to its financial statements for the year ended December 31, 2002 and the quarter ended March 31, 2003, the accounting treatment of a website management agreement and the engagement and termination of auditing services during 2002 and 2003. On July 23, 2003, the

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


2. (Continued)

Company's attorney received a formal order of investigation from the Securities and Exchange Commission relating to the Company's March 2003 financial statements initially filed with the Securities and Exchange Commission on May 23, 2003. The Company cannot predict how long this investigation will last or its outcome. The Company is cooperating fully with the Securities and Exchange Commission and intends to continue to do so.

In view of the matters described in the preceding paragraphs, substantial doubt exists about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or if its equity in General Media is extinguished by the Bankruptcy Proceeding.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented.

On May 13, 2003, the Company declared a 3 for 1 stock split (See Note 14 of the Notes to Condensed Consolidated Financial Statements). Loss per common share calculations for the three months ended March 31, 2003 and 2002 give retro-active effect to the 3-for-1 split as if it occurred on January 1, 2002.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a significant effect on the Company's financial statement presentation or disclosures.

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


2. (Continued)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect that the adoption of SFAS No. 148 will have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

3.       Inventories

Inventories include the following:

                                                  December 31,        March 31,
                                                     2002               2003
                                                  ------------       -----------
                                                          In Thousands
                                                                     (Unaudited)
Paper and printing                                  $ 1,599            $ 1,446
Editorials and pictorial                              1,456              1,482
Film and programming costs                              300                262
                                                    -------            -------
                                                    $ 3,355            $ 3,190
                                                    =======            =======

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


4. Management Charge

Up until the filing of the Bankruptcy Proceeding on August 12, 2003, General Media shared common indirect expenses for the benefit of GMI and affiliated companies, including accounting, personnel, management information systems, employee relations and other administrative services. During the three months ended March 31, 2003, General Media charged GMI $83,000 for these shared expenses. In addition, up until the filing of the Bankruptcy Proceeding, General Media was charged by GMI and its subsidiaries for the benefit of other corporate overhead costs, executive compensation and other costs, which principally relate to office space. During the three months ended March 31, 2003, GMI charged General Media $135,000 for these shared expenses. These allocations were based on factors determined by management of the Company and GMI to be appropriate for the particular item, including estimated relative time commitments of managerial personnel, relative number of employees and relative square footage of all space occupied. Management believes that the allocation method and amounts were reasonable. As part of the DIP Financing, the arrangement has been suspended and replaced by compensation payments to the Company's President / Principal Executive Officer, and the Executive Vice President that may not exceed $41,667 and $12,500 per month, respectively, commencing August 2003.

5. Notes Payable

On December 21, 1993, General Media issued $85,000,000 of Senior Secured Notes (the "Notes") at an issue price equal to 99.387% of the principal amount of the Notes. As part of the issuance of the Notes, General Media issued 85,000 common stock purchase warrants to the purchasers of the Notes and sold to the underwriter at a discount 102,506 warrants (the "Warrants"). The Warrants, having an expiration date of December 22, 2000, entitled the holders to purchase in the aggregate 25,000 shares of the General Media's common stock at the exercise price of $0.01 per share. The Warrants also gave the holders the right to require General Media to purchase for cash all of the Warrants at their fair value. At the time of issuance, General Media recorded the Warrants at their fair value.

The Notes were collateralized by a first priority security interest in all intellectual property rights (including copyrights and trademarks) and substantially all other intangible and tangible assets of General Media, other than accounts receivable, inventory and cash equivalents.

In July 1995, General Media repurchased $5,000,000 face amount of its outstanding Notes, including 5,000 warrants, for cash of $4,050,000. In May 1999, General Media repurchased $28,000,000 face amount of its outstanding Notes for cash of $26,600,000. The remaining Notes matured on December 31, 2000 and bore interest at 10-5/8% per annum, which was payable semiannually.

On December 22, 2000, 18,009 of the Warrants were exercised to purchase 2,401 shares of General Media's Common Stock and 104,076 Warrants expired without being timely exercised in accordance with the Warrant agreement. The due date of the remaining 60,421 Warrants held by holders of the Notes was extended as part of the negotiations for refinancing the Notes. The exercise of the 18,009 Warrants was recorded in December 2000 as a reduction in redeemable warrants and a contribution to capital of $173,000. The expiration of the 104,076 Warrants was recorded in the financial statements in December 2000 as an extraordinary gain from extinguishment of debt of $571,000, net of income tax of $465,000.

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


5. (Continued)

On March 29, 2001 (the "Closing Date"), General Media refinanced the Notes. Under the refinancing agreement, General Media exchanged the $51,507,000 of principal amount of Notes and any Warrants held by Noteholders (the "Consenting Holders") for Series C Notes and mandatorily redeemable convertible preferred stock (the "Preferred Stock") with a liquidation preference of $10,000,000 (see
Note 6) meeting certain specified terms and conditions. The remaining $493,000 principal amount of Notes that were not exchanged were retired by payments made to the holders on March 29, 2001.

The Series C Notes mature on March 29, 2004, bear interest at a rate of 15% per annum effective January 1, 2001 and require principal payments of $6,500,000 during 2003, with the balance due in 2004. In addition, further principal payments equal to 50% of excess cash flow, as defined, in each year is required, as well as any proceeds from the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and any proceeds to General Media from certain insurance policies (the "Policies") on the life of the principal stockholder.

The Indenture has been extended to the March 29, 2004 maturity of the Series C Notes. The original Indenture contained covenants, that will continue to the new maturity date, which, among other things, (i) restrict the ability of General Media to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require General Media to maintain a consolidated tangible net worth deficiency of no greater than $81,600,000, and (iii) restrict General Media's ability to pay dividends unless certain financial performance tests are met. General Media's subsidiaries, which are guarantors of the Senior Secured Notes under the Indenture, however, were and continue to be permitted to pay intercompany dividends on their shares of common stock. The ability of General Media and its subsidiaries to incur additional debt is severely limited by such covenants. The Indenture was amended in conjunction with the issuance of the Series C Notes to reflect the above mentioned payments, to reflect the March 29, 2004 maturity of the Series C Notes, to provide additional "Change of Control" events (requiring the commencement of an offer to purchase Series C Notes), to provide additional flexibility as to the nature of, but also to set a fixed dollar limit for, "Owner Payments", and to require Noteholder consent to enter into new lines of business or for sales or other conveyances of the Penthouse trademark (other than ordinary course licensing) or other assets for net proceeds in excess of $500,000. In addition, the related Security Agreement was amended to grant additional security interests in inventory and accounts receivable as well as a security interest in proceeds of the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and on any proceeds to General Media from certain Policies on the life of the Company's principal beneficial owner.

On August 1, 2002, General Media and the holders of a majority of the principal amounts of the Series C Notes (the "Holders") entered into a Third Supplemental Indenture to amend the "Change of Control" events in the Indenture to add further restrictions on the amount of "Owner Payments"; to substitute John Orlando for John Prebich in the "Change of Control" provision; and to require that new financial covenants (the "Financial Covenants") be added that require General Media to achieve not less than 80% of the projected revenues and EBITDA to be set forth in a business plan in a form and substance reasonably satisfactory to the Holders. In addition, General Media agreed to allow the Holders to audit the books and records of General Media and the payroll records of GMI and to pay all the legal fees, costs and expenses, and audit fees of the Holders (collectively the "Amendment

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

5. (Continued)

Expenses") related to the agreement. General Media recorded $214,000 of Amendment Expenses during the year ended December 31, 2002. In exchange for these amendments the Holders agreed to waive their prior contention that a "Change of Control" event had occurred with respect to the termination of John Prebich, General Media's former President and Chief Operating Officer.

On September 13, 2002, General Media submitted a business plan to the Holders for approval in accordance with the requirements of the Third Supplemental Indenture. The Holders notified General Media that they had accepted the business plan effective October 4, 2002.

On November 12, 2002, General Media and the Holders entered into a Fourth Supplemental Indenture to incorporate the Financial Covenants into the Indenture.

John Orlando, General Media's President and Chief Operating Officer was terminated on January 14, 2003. The Indenture requires that General Media hire a replacement President and Chief Operating Officer reasonably satisfactory to a majority of the Holders within ninety days of the date of either the resignation or termination of John Orlando, to avoid a deemed "Change of Control" which in turn requires that an offer to purchase be made by General Media to all Holders. On March 28, 2003, a proposal was submitted to the Holders requesting confirmation that Steven Gross would be reasonably satisfactory to them as a replacement for John Orlando as General Media's President and Chief Operating Officer.

General Media made principal payments of $2,943,000 and $5,910,000 during the years ended December 31, 2001 and 2002, respectively. The principal payments during the year ended December 31, 2002 included $935,000 of proceeds from the sale of certain officer's life insurance policies and approximately $475,000 of proceeds from the sale of a work of art.

On March 29, 2003, General Media was required to make a principal payment of $1,950,000. On April 14, 2003, the Indenture trustee issued a notice of event of default with respect to the principal payment. On April 15 and 16, 2003 General Media transferred additional funds (including the $185,000 made available through the repayment of an intercompany balance from GMI) and fully paid the $1,950,000 principal amount. On April 24, 2003, General Media and the Holders completed a letter agreement that consented to the appointment of Stephen R. Gross as president and chief operating officer of General Media, consented to the filing of General Media's Form 10-K at any time on or before April 30, 2003, consented to an amendment to the Indenture to change the date of the payment of the $1,950,000 principal payment that was due on March 29, 2003 to April 17, 2003, and to acknowledge the payment in full of and the absence of any existing or continuing violation, default or event of default under the Indenture with respect to the $1,950,000 principal payment that was due on March 29, 2003. In addition General Media and the Holders agreed to amend the "Change of Control" events to substitute Stephen Gross for John Orlando, to eliminate any grace periods with respect to future principal payments commencing with the principal payment due June 29, 2003, to provide the Holders with a copy of the employment agreement between General Media and Stephen Gross (the "Gross Employment Agreement") by May 19, 2003, to liquidate no less than 50% of the aggregate book value of all its artwork pieces in commercially reasonable sales (the "Sales") on or before October 31, 2003 and to use 100% of the net proceeds of such Sales to make additional principal redemption's of the Series C Notes. The agreement was subject to approval by the Holders of the Gross Employment Agreement and the

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

5. (Continued)

completion of a supplemental indenture incorporating the terms of the letter agreement on or before May 26, 2003. General Media, however, did not enter into or supply the Gross Employment Agreement to the Holders and has not completed the supplemental indenture incorporating the terms of the letter agreement and as a result the letter agreement was terminated. In August 2003, the Company terminated its relationship with Mr. Gross.

On March 31, 2003, General Media was required to make an interest payment in the amount of $1,496,000, which was not made. As a result, the Series C Notes became callable. On May 14, 2003, General Media and the Holders completed a letter agreement in which the parties agreed that the Holders would forbear from exercising certain rights and remedies under the Indenture in consideration for the agreement of Mr. Guccione to contribute certain personal assets held by his holding company, GMI, for the benefit of General Media, including the agreement to:

         a) execute and deliver to the trustee, on or before June 16, 2003, a mortgage and lien in a form satisfactory to the Holders encumbering certain real estate owned by GMI (subject to prior liens of not more than $25,000,000) and to pay costs associated with the obtaining of the mortgage,

         b) cause GMI, on or before May 30, 2003, to provide a non-recourse guaranty of the obligations of General Media (the "Guaranty") and to secure its obligations under such Guaranty with a pledge to the trustee of all of GMI's rights, title and interest in the outstanding shares of common stock of PII ("PII Stock"), to deliver the PII Stock certificates and stock powers to the trustee and to deliver a letter agreement pursuant to which PII shall covenant that it will not sell, pledge, transfer, assign or otherwise dispose of any of its outstanding shares of common stock of General Media ("Common Stock Obligation"),

         d)       pay the interest that is overdue on or before May 30, 2003,

         e) provide the Holders with a detailed plan for the restructuring of General Media's Series C Notes, together with supporting computations, no later than June 30, 2003,

         f) place a $100,000 deposit with the Holders by June 9, 2003 which shall be used to reimburse the Holders for the fees, costs and expenses of their audit and legal counsel, and

         g) allow the Holders to audit the books, records and assets of General Media.

General Media paid the overdue interest on June 3, 2003 and has allowed the Holders to audit the books, records and assets of General Media, but has failed to comply with the other requirements of the letter agreement.

General Media also did not make a required principal payment in the amount of $1,300,000 and a required interest payment of $48,000 that was due on June 29, 2003, did not make a required interest payment on the Series C Notes of $1,447,000 that was due on June 30, 2003 and has not yet delivered the required Financial Statements to the holders of the Series C Notes as required by the Indenture defining the relative rights of General Media and the Note holders. On

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


5. (Continued)

July 3, 2003, the Holders sent a notice to General Media advising it of the failure to make the required interest payment due on June 30, 2003, the failure to make required principal payment of $1,300,000 that was due on June 29, 2003 and the failure to deliver the required Financial Statements. On July 8, 2003, the trustee issued a notice of event of default with respect to the principal payment and the Series C Notes became callable. The Series C Notes require interest payments of $5,679,000 (including the unpaid interest) and principal payments of $39,897,000 during the next twelve months plus default interest.

As stated in Note 2 of the Series C Notes to Condensed Consolidated Financial Statements, General Media and the other Debtors filed for protection under Chapter 11 after negotiations with the holders of a majority of the principal amounts of the Holders failed to obtain a waiver of the defaults or to provide working capital for the Company's operations. In August 2003, two of the Holders entered into an agreement with General Media to provide $5,000,000 of DIP Financing with interest at 13% per annum. The Agreement limits the DIP Financing to $3,000,000 until a final financing order is signed by the Bankruptcy Court. The Agreement also limits the amount of advances to the amount of principal projected to be outstanding on a weekly basis as was set forth on a budget provided by General Media on a schedule to the Agreement. Under the Agreement, General Media has drawn down approximately $2,100,000 as of September 19, 2003. The Debtors have defaulted on certain covenants related to the DIP Financing and are negotiating with the lenders for waivers. As a result of the Default, no additional advances have been made, the full principal balance of the loan is due and the interest due on the outstanding balance increased to 15% per annum.

6. Mandatorily Redeemable Convertible Preferred Stock

On March 29, 2001, General Media issued 9,905 shares of Preferred Stock to the Consenting Holders at a fair value of $8,200,000. The Preferred Stock carries a liquidation preference of $10,000,000, provides for "paid-in-kind" dividends at a 13% per annum rate and is convertible at the option of the holders, after two years following the Closing Date, into 10% of General Media's common stock on a fully diluted basis in the third year, 12.5% of General Media's common stock on a fully diluted basis in the fourth year, and 15% of such common stock on a fully diluted basis during the fifth year. The Preferred Stock is mandatorily redeemable by General Media (subject to the aforementioned conversion rights) at its liquidation preference including the "paid-in-kind" dividends at the end of the fifth year.

The Preferred Stock may be optionally redeemed by General Media during the second year following the Closing Date at a redemption price of $10,000,000 and at increasing premiums of 110%, 115% and 120% during the third, fourth and fifth years, respectively, provided that the Series C Notes are paid in full at or before the time of any redemption. The recorded value net of issuance costs is being accreted up to the redemption value using the effective interest method through the March 29, 2006 mandatory redemption date of the Preferred Stock. The Company recorded $84,000 and $88,000 of such accretion for the three months ended March 31, 2002 and 2003, respectively. The Company also recorded "paid-in-kind" dividends of $351,000 and $398,000 for the three months ended March 31, 2002 and 2003, respectively. Both the accretion of the Preferred Stock and the "paid-in-kind" dividends are reflected in the accompanying financial statements as an increase in Mandatorily Redeemable Convertible Preferred Stock and a decrease in Capital In Excess Of Par Value.

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


7. Income Taxes

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

The Company and its subsidiaries are included in the consolidated Federal and Combined New York State and New York City income tax returns of GMI. The provision for income taxes (benefit) in the accompanying statements of operations is allocated to the Company from GMI as if the Company filed separate income tax returns. Since each member of a consolidated tax group is jointly and severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group. Under the terms of a Tax Sharing and Indemnification Agreement (the "Agreement"), the Company can utilize the net operating losses GMI ("GMI NOL's") to reduce its income taxes as long as the Company is member of GMI's consolidated group. To the extent that the Company utilizes such GMI NOL's to reduce its income taxes, it is required to pay GMI, within thirty days after the Company pays the group consolidated tax liability, an amount that would have been paid in taxes had the net operating losses of GMI not been available. At January 1, 2003, GMI had available for Federal income tax purposes GMI NOL's aggregating approximately $82,383,000 which can be used by the Company to reduce future income taxes, as long as the Company is a member of GMI's consolidated group. These GMI NOL's expire in tax years ending 2007 to 2022. The Company's ability to utilize net operating losses may be limited in the future due to the additional issuance of GMI's common stock or other changes in control, as defined in the Internal Revenue Code and related regulations.

8. Commitments and Contingencies

Litigation

On May 8, 2002, an action was filed in United States District Court for the Central District of California (the "California Court"), alleging, among other things, that General Media published photographs (the "Photographs") of a woman topless in the June 2002 issue of Penthouse Magazine (the "Magazine"), falsely representing them to be pictures of the plaintiff when they were in reality photographs of someone else. On July 10, 2003, a settlement was reached with the plaintiff for an amount that both parties agreed to keep confidential. The settlement will not have a material effect on the Company's financial statements or results of operations.

On August 26, 2002, two individuals on behalf of themselves and all others similarly situated (the "Class Action Plaintiffs") filed in the Circuit Court of Cook County, Illinois, (the "Illinois Court") an action alleging that General Media committed a breach of contract, a breach of express warranty and consumer fraud when it published the Photographs, falsely representing them to be pictures of the aforementioned plaintiff when they were in reality photographs of someone else. On May 16, 2003, the Illinois Court dismissed the case. In June 2003 the Class Action Plaintiffs filed an amended complaint and asked for reconsideration of the dismissal. The Company intends to vigorously defend itself it against this claim.

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

8. (Continued)

On July 13, 2001, an employee filed a charge of discrimination (the "Charge") against General Media with the U.S. Equal Employment Opportunity Commission ("EEOC"). On April 11, 2003, the District Director of the EEOC ruled that there was reasonable cause to find that the employee had been subject to discrimination on the basis of disability and age, and that she had been constructively discharged. General Media and the EEOC have been conducting meetings with the employee to determine what actions need to be taken to resolve the Charge. On May 9, 2003, the EEOC recommended a settlement of various institutional training for the Company and a monetary award of $700,000 for the employee. The Company has rejected the EEOC's recommendation on legal and factual grounds and intends to vigorously defend itself in this action. It is too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this action will have on the Company's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition or results of operations.

On March 28, 2003, a former employee of General Media who was terminated for what General Media believes to be reasonable cause, filed a claim in the Supreme Court of the State of New York seeking damages of $75,000 plus an accounting of their incentive compensation. The Company believes it has no liability to this individual and is vigorously defending itself against this claim.

On March 10, 2003, a former employee of General Media filed a claim in the Supreme Court of the State of New York seeking damages of $1,000,000 for an alleged breach of her employment contract and loss of outside opportunities. The plaintiff claims she was setting up an outside business venture to become a consultant to General Media when she handed in her resignation. She claims that she handed in her resignation, but was persuaded to withdraw it, was allegedly offered her job back, following which her employment was terminated. The Company denies the claims and is vigorously defending itself against this claim.

On June 20, 2003, Fraserside Holdings Limited and Milcap Media Limited filed a claim in the Supreme Court of the State of New York, for an alleged breach of contract regarding a 1999 agreement with General Media to jointly produce and distribute a series of adult motion pictures. The complaint alleges damages of $2,200,000 for breach of contract, breach of fiduciary responsibility, duty of loyalty and fair dealing, and demands for an accounting of revenues and expenses related to the pictures and a declaration that all property in the movies belongs to the plaintiff. The Company believes the claims are without merit and intends to vigorously defend itself in this claim.

In December 2002, General Media received correspondence from a third party that transmission of video content on the Internet is a violation of patents that the third party claims to own. The third party has demanded that General Media execute a royalty agreement in favor of the third party with respect to revenue from any videos that it displayed on its Internet Site. To the Company's knowledge, no action has been instituted against it by the third party. The Company believes that it does not owe any royalties to this third party and intends to vigorously defend itself in any action brought against it by the third party.

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

8. (Continued)

General Media has fallen behind in making its monthly lease payments on its principal offices in Manhattan. As a result, the landlord has obtained a judgement from the Civil Court of The City Of New York (the "Court") for unpaid rent in the amount of $449,000 and for the right to obtain a warrant of eviction. The landlord's efforts to seek a warrant of eviction have been stayed by the Bankruptcy Proceeding. The Company is in the process of locating alternate facilities while at the same time negotiating with the landlord for a possible settlement of the case. The Company has provided for a fixed asset leasehold improvement impairment charge in the amount of $1,061,000 in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 because it is uncertain that the Company will reach an agreement with the landlord and remain in its office facilities to the end of the lease term.

There are various lawsuits claiming amounts against the Company. While the outcome of these matters is currently not determinable, it is the opinion of the Company's management that the ultimate liabilities, if any, from the outcome of these cases will not have a material effect on the Company's financial statements.

Unless modified by the Bankruptcy Court, pursuant to the automatic stay provision of Section 362 of the Bankruptcy Code, all of the above described pre-petition legal proceedings against the Debtors are currently stayed.

9. Segment Information

The Company, through General Media, is currently engaged in activities in three industry segments: publishing, online and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Men's Magazines"), the licensing of the Company's trademarks to publishers in foreign countries, for use on various consumer products and services, and, starting in 2002, for use in the operation of adult entertainment clubs. The online segment is engaged in the sale of memberships to the Company's Internet site (the "Internet Site"), the sale of advertising banners posted on the Internet Site and the sale of adult-oriented consumer products through the Company's online store. The entertainment segment of the Company produces a number of adult-oriented entertainment products and services, including pay-per-call telephone lines, digital video discs ("DVD's"), video cassettes and pay-per-view programming.

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

9. (Continued)

                                                                                           Corporate and
                                                                                            reconciling
                                                 Publishing    Online       Entertainment      items         Consolidated
                                           ------------------------------ (in thousands)---------------------------------
Three Months Ended
March 31, 2003
  Revenues from customers
        Circulation                                 $7,000                                                        $7,000
        Advertising                                  1,358                                                         1,358
        Online                                                 $1,519                                              1,519
        Entertainment                                                              $343                              343
        Other                                          852                                                           852
                                                    ------     ------              ----                           ------
Total revenue from customers                         9,210      1,519               343                           11,072

   Leasehold Improvement Impairment Charge
                                                                                                  1,061            1,061
  Depreciation and amortization                        104         14                 1                              119
  Income (loss) from operations                      1,724        974               151          (2,345)             504
  Interest expense                                      27                                        1,672            1,699
  Interest income                                        2                                                             2
  Segment profit (loss) before income taxes          1,699        974               151          (4,017)          (1,193)
  Minority interest                                                                                   6                6
  Segment assets                                     7,833         85               383           4,689           12,990

Three Months Ended
March 31, 2002
  Revenues from customers
        Circulation                                 $9,065                                                        $9,065
        Advertising                                  1,903                                                         1,903
        Online                                                 $2,084                                              2,084
        Entertainment                                                              $402                              402
        Other                                          754                                                           754
                                                    ------     ------              ----                           ------
Total revenue from customers                        11,722      2,084               402                           14,208

  Depreciation and amortization                        122         19                 1                              142
  Income (loss) from operations                      3,116      1,110                91          (2,726)           1,591
  Interest expense                                      82                                        1,860            1,942
  Interest income                                                                                    38               38
  Segment profit (loss) before income taxes          3,034      1,110                91          (4,548)            (313)
  Minority interest                                                                                   2                2
  Segment assets                                     9,905        174               909          10,718           21,706

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

10. Leasehold Improvement Impairment Charge

The Company has provided for a fixed asset leasehold improvement impairment charge in the amount of $1,061,000 on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 because it is uncertain that the Company will reach an agreement with the landlord concerning unpaid rent on its principal office facilities and be able to remain in these facilities to the end of the lease term (See Note 8 of the Notes To Condensed Consolidated Financial Statements).

11. Website Management Agreement

In May 2003, three of the Company's subsidiaries, General Media Communications, Inc., GMCI Internet Operations, Inc. and General Media Entertainment, Inc. (the "Subsidiaries") entered into a website management agreement (the "Website Agreement") effective March 31, 2003 with Penthouse Financial LLC. Penthouse Financial LLC is not owned, operated or an affiliate of the Company or GMI. As consideration for the Subsidiaries to enter into the Website Agreement, an affiliate of Penthouse Financial LLC was to pay a non-refundable, non-recoupable fee of $1,000,000 (the "Fee") to the Subsidiaries. The Website Agreement erroneously stipulated that the Fee was to be paid through the cancellation of a loan that had been made by an affiliate of Penthouse Financial LLC to GMI.

Due to the fact that the Website Agreement was executed in May 2003 and Penthouse Financial LLC had not assumed responsibility for the management of the websites, there was no financial statement impact as a result of the Website Agreement in the accompanying financials statement as of March 31, 2003. The parties to the Website Agreement terminated the Agreement on September 18, 2003.

12. Amendment To Distribution Agreement

On April 15, 2003, General Media signed an amendment to its agreements with its magazine distributor, Curtis Circulation Company ("Curtis") that extended the expiration date of its distribution agreement from November 8, 2005 to November 8, 2009 and eliminated the Company's right to terminate the distribution agreement upon notice, as defined, in return for Curtis's agreement to allow GMI and General Media to repay notes payable owed by GMI in the amount of $3,000,000 and accounts receivable owed by General Media in the amount of $75,000 by payments of $50,000 per month until such time as General Media refinances not less than 50% of its outstanding debt and $125,000 per month thereafter. The amendment also provides for further extensions of the distribution agreement of two months beyond the new expiration date for each month that payments made under the amendment do not equal to $125,000 per month commencing on July 2003. Curtis claims that it may deduct any amounts owed to it by GMI under the agreement from monies owed to General Media under its distribution agreement with Curtis and this claim is disputed by the Debtors. The Company acknowledged that GMI and Robert C. Guccione had made certain guaranties at the foot of the amendment. As of March 31, 2003 Curtis owed General Media $1,093,000 under its distribution agreement, which has all been collected. As of September 16, 2003 Curtis owed General Media $2,379,000. Collection of this receivable is uncertain because of Curtis's claim. In September 2003, Curtis threatened to suspend distribution of General Media's publications and entered into negotiations with General Media to determine the terms under which magazines will be distributed while the Debtors are operating under Chapter 11 protection.

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

12. (Continued)

The Indenture governing General Media's Series C Notes restricts the Company from issuing guarantees on any Indebtedness, as defined. The terms of the amendment violated the Indenture covenant restricting the Company from issuing guarantees. The distribution agreement is subject to the Court's jurisdiction in the Bankruptcy Proceeding.

13. Letter Of Intent

The Company entered into a letter of intent with Fernando Molina ("Seller") outlining the terms of a series of proposed transactions under which the Company would form a subsidiary, Penthouse in Ixtapa, Inc., to acquire certain real property consisting of 712 acres of ocean-front property in Mexico (the "Mexico Property") from the Seller in consideration for 120,000 shares of Series C Redeemable Preferred Stock with a face amount of $1,000 per share, 24,000,000 shares of common stock of the Company, a fee of 6,000,000 newly issued shares of common stock of the Company to be issued to designated individuals of Ixtapa Consultants, Inc. and the agreement of the principal shareholder of GMI, Robert Guccione, to contribute ownership of the common stock of GMI, exclusive of GMI's ownership of the Company, to the Company in exchange for 30,000,000 newly issued shares of the common stock of the Company and 119,000 new issued shares of the common stock of General Media. The letter of intent also provides that the Company will use its best efforts to secure a third party loan, the net proceeds of which are not less than $25,000,000, which are to be used to redeem a portion of the Series C Redeemable Preferred Stock. The Series C Redeemable Preferred Stock would be senior to all outstanding preferred stock of the Company, pay dividends at the rate of 4% per annum, payable if and when declared by the board of directors of the Company and carries a liquidation preference equal to the lesser of (1) $1,000 per share, plus accrued but unpaid dividends, or, (2) the proceeds from the sale of the Mexico Property or capital stock of Penthouse in Ixtapa, Inc. To the extent any of the contemplated transactions involve any of the Debtors, the transactions are subject to the jurisdiction of the Court in the Bankruptcy Proceeding. The terms and conditions of the letter of intent are not legally binding on either party and there is no assurance that any of the contemplated transactions will occur.

14. Three For One Stock Split

On May 15, 2003 the Board of Directors of the Company declared a three for one stock split of the Company's common stock by means of a 200% stock dividend. The Company distributed two additional shares of common stock to the shareholders through the distribution of a dividend of two additional shares for each share owned on the record date of May 12, 2003. The stock split occurred on May 22, 2003. The accompanying financial statements have been restated effective January 1, 2002 to reflect the effect of the three for one stock split on the respective periods.

15. Outstanding Shares

The number of shares outstanding includes 1,690,000 restricted shares which a registered holder claims were lost or stolen. Despite receiving the affidavit of loss and indemnification agreement from the registered holder, the Company's transfer agent will not cancel the certificates without receipt of a indemnity bond which the holder refuses to pay for. The Company will not permit the transfer or make any distribution in respect of the shares represented by the lost or stolen certificates and is investigating whether and under what circumstances it would pay for an indemnity bond.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties and are based on certain assumptions, which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The following are important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (a) the ability of the Company to reach an agreement with the Holders concerning the defaults and events of default under the Series C Notes; (b) the ability of the Company to reach an agreement with the landlord concerning unpaid rent owed by the Company; (c) the ability of the Company to continue to obtain the cooperation of its vendors in supplying goods and services while it makes arrangements for financing its debts and operating needs; (d) the ability of the Company to generate sufficient cash from future operations to make all the payments required under the Series C Notes; (e) government actions or initiatives, including (1) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials, (2) regulation of the advertisement of tobacco products, or (3) significant changes in postal regulations or rates; (f) increases in paper and printing prices; (g) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally, or with respect to the adult male market; (h) effects of the consolidations taking place among businesses which are part of the magazine distribution system; (i) uncertainty with regard to the future market for entertainment, e-commerce and advertising by way of the Internet; (j) the impact on advertising sales of a slow-down or possible recession in the economy, an increasingly competitive environment and competition from other content and merchandise providers; (k) the impact of the reorganization of General Media, Inc., and its subsidiaries under Chapter 11 of the Bankruptcy Code which involves substantially all of the Company's assets and operations; (l) the ability of such entities to operate pursuant to the terms of the debtor-in-possession financing facility; (m) the ability of such entities to obtain court approval with respect to motions in the Chapter 11 proceeding made by them from time to time; (n) the ability of such entities to develop, obtain approval for and implement a plan of reorganization; (o) risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the entities to propose and confirm a plan of reorganization or to convert the case to a Chapter 7 case; (p) the ability of the entities to obtain and maintain normal terms with vendors and service providers; (q) the ability of the entities to maintain contracts that are critical to its operations; and (r) the potential adverse impact of the Chapter 11 case on the entities liquidity or results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

CHAPTER 11 BANKRUPTCY FILING

The Company is the holder of 99.5% of the common stock of General Media, Inc. (together with its subsidiaries, "General Media"). The Company is majority owned by General Media International, Inc. ("GMI"). On August 12, 2003, General Media and its direct and indirect subsidiaries, General Media Art Holding, Inc., General Media Communications, Inc., General Media Entertainment, Inc., General Media (UK), Ltd., GMCI Internet Operations, Inc., GMI On-Line Ventures, Ltd., Penthouse Images Acquisitions, Ltd. and Pure Entertainment Telecommunications, Inc., (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Debtors are managing their properties and operate their businesses as "debtors-in-possession" subject to the supervision and orders of the Bankruptcy Court (Case No. 03-15078) pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. The Debtors are developing but have not filed either a plan of reorganization or a term sheet setting forth material terms of such plan.

On September 18, 2003 the Unsecured Creditors Committee in the Bankruptcy Proceeding filed a motion to convert the case from a Chapter 11 reorganization to a Chapter 7 liquidation case. The Debtors promptly filed their opposition to the motion and intend to resist the Unsecured Creditors Committee's motion.

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

During the three months ended March 31, 2003, net revenues declined by 22.1% which we primarily attribute to the weak economy and the impact of the war in Iraq and troop deployment that caused an industry wide decrease in newsstand magazine sales, as well as, the unusually severe weather in many parts of the country during the current period.

Management was successful in reducing selling, general and administrative during the three months ended March 31, 2003, by 30.3% as a result of cost reduction measures implemented during 2002 and 2003 and tight controls over cash spending in 2003.

Income from operations decreased 68.3% during the period ended March 31, 2003, primarily as a result of the effect of an impairment charge for leasehold improvements (the "Impairment") in the amount of $1.1 million during the period ending March 31, 2003 which resulted from an uncertainty that the Company would remain in its current principal office to the end of the lease term.

Operating margins decreased from 11.2% to 4.6%, in the comparable quarters ending March 31, 2002 and 2003, respectively, primarily as a result of the Impairment.

Net loss increased from a net loss of $0.3 million to a net loss $1.2 million, an increase of $0.9 million, in the comparable quarters, primarily as a result of the Impairment.

EBITDA increased from $1.7 million to $1.8 million, an increase of $0.1 million in the comparable quarters.

EBITDA during the three months ended March 31, 2002 and 2003 was as follows:

                                                             EBITDA (1)
                                                            Three Months
                                                              March 31,
                                                             (Unaudited)
                                                        2002             2003
                                                        ----             ----
Net loss                                                $(0.3)          $(1.2)
Adjusted for:
  Leasehold Improvement Impairment Charge                                 1.1
   Depreciation                                           0.1             0.1
   Interest expense, net                                  1.9             1.7
   Other (rounding)                                                       0.1
                                                         ----            ----
                                                         $1.7            $1.8
                                                         ====            ====

(1) EBITDA represents income from operations before leasehold improvement impairment charge, depreciation, interest expense and interest income. We evaluate our operating results based on several factors, including EBITDA. We consider EBITDA an important indicator of the operation strength and performance of our ongoing businesses, including our ability to provide cash flows to pay interest, service debt and fund capital expenditures. EBITDA also eliminates the impact of how we fund our businesses and the effect of changes in interest rates, which are not necessarily indicative of our operating performance. EBITDA should not be considered an alternative to any measure of performance or liquidity under accounting principles generally accepted in the United States of America. EBITDA should not be inferred as more meaningful than any of those measures.

The following table sets forth our selected quarterly data for the three months ended March 31, 2002 and 2003:

                                                              Three Months
                                                                 March 31,
                                                          2002            2003
                                                          ----            ----
                Net revenues                             $14.2           $11.1
                Income from operations                     1.6             0.5
                Net loss                                  (0.3)           (1.2)

The Company has undertaken or is planning the following actions during 2003, which are primarily directed at improving its revenue generating capability, with the intention of improving its cash flow:

         o The Company is in the process of developing a reorganization plan for its operations as part of the filing of the Chapter 11 Bankruptcy Proceeding by the Debtors on August 12, 2003.

         o The Company is expanding royalty income through the licensing of its trademarks to additional adult entertainment clubs. A new club in New York, New York was opened by a licensee in June 2003;

         o Through the club licensing agreements, the Company has been able to attract capital in the form of upfront license payments and has also attracted indirectly additional risk capital for the construction of branded club facilities, including the New York facility, which will assist in growing its licensing income;

         o The Company has entered into a new video distribution agreement with a digital cable provider to the cruise ship industry that delivers on demand pay-per-view entertainment;

         o The Company is evaluating opportunities to establish partnerships with third party content companies to produce a larger number of movies to be distributed using the Penthouse trademarks;

         o The Company is evaluating opportunities to expand the licensing of its trademarks;

         o The Company is also exploring the possibility of establishing relationships with other companies to find better ways to generate revenue from its large collection of pictorial inventory and to reach a wider audience on the Internet;

Results of Operations (Three Months Ended March 31, 2003 vs. 2002)

Net Revenues

Total net revenues were $14.2 million for the three months ended March 31, 2002, compared to revenues of $11.1 million for the three months ended March 31, 2003, a decrease of $3.1 million. This decrease was a combination of $2.5 million from our Publishing Segment, $0.1 million from our Entertainment Segment and $0.5 million for the Online Segment.

                                                             Net Revenue
                                                            Three Months
                                                               March 31,
                                                         2002            2003
                                                         ----            ----
                Publishing Segment                       $11.7           $9.2
                Online Segment                             2.1            1.6
                Entertainment Segment                      0.4            0.3
                                                         -----          -----
                                                         $14.2          $11.1
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

Over the last several years, the number of newsstand copies of Penthouse magazine and the Affiliate Publications sold per issue has been decreasing. From March 31, 1999 to March 31, 2003, Penthouse magazine and the Affiliate Publications domestic average monthly newsstand circulation decreased by 49%. We believe that the loss of several newsstand distribution outlets due to the change in the social climate towards men's magazines, together with advances in electronic technology, as outlined above, as well as ongoing acquisitions and consolidations of companies in the magazine distribution industry have largely contributed to the overall decrease in circulation. Newsstand sales during 2003 have also been negatively impacted by the economic recession that began in 2001 and the failure of the economy to make a significant recovery during 2002 and 2003. In addition, as stated above, sales in the first quarter of 2003 experienced a further decline due to the impact of the war in Iraq which caused an industry wide decrease in magazine sales and the unusually severe weather in many parts of the country during the period. We have raised the cover prices of the magazines and reduced production costs to partially offset the decline in newsstand circulation. We are attempting to increase newsstand sales though the use of special marketing strategies we have implemented aimed at developing new outlets for its magazines and rewarding growth in sales by distributors and the addition of extra issues of certain of our magazines. We employ a direct newsstand sales force to call on wholesalers and retailers to promote our magazines and to provide information back to our corporate office on the success of our marketing efforts. However our newsstand sales have fallen below that of the prior year due to the negative factors listed above and the weakness of the economy over the past few years that has resulted in an increase in the number of bankruptcies or near bankruptcies of companies within the magazine distribution system. Newsstand sales will be adversely affected in the second quarter of 2003 by delays in the printing of our magazines caused by the need for us to negotiate with our printing contractors, paper suppliers and magazine distributor regarding past due invoices as a result of our liquidity problems. As stated in Note 5 to the Notes to Condensed Consolidated Financial Statements and the debt section of this management discussion and analysis, the Debtors have defaulted on certain covenants related to the DIP Financing which has resulted in a suspension of further advances under the DIP Financing which has caused further delays in the printing of magazines because of the need to negotiate with the printer, paper suppliers and magazine distributor concerning methods of payment. In September 2003, our magazine distributor threatened to suspend distribution of its publications and entered into negotiations with the Company to determine the terms under which magazines will be distributed while the Company is operating under Chapter 11 protection. These delays are expected to adversely affect our results for the third and fourth quarters. We therefore expect newsstand sales for the year to be lower than the prior year as a result of the factors.

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

The advertising revenues of Penthouse magazine and the Affiliate Publications have also declined over the past several years. The primary reason for the decrease in advertising revenue has been the decrease in the average monthly circulation of our magazines, which has the effect of decreasing advertising rates and making our magazines less attractive to advertisers. In addition, many advertisers scaled back advertising in Penthouse magazine during 2002 and the early part of 2003 as a result of the continuing weakness in the economy, and many cigarette companies have either suspended or scaled back advertising in magazines as a result of increased pressure from regulatory agencies and concerns over litigation against tobacco companies. There has also been a steady decrease in pay-per-call advertising over the past several years as competition in the pay-per-call industry has caused rates per minute to decrease and as pay-per-call services have attracted less of an audience in recent years. In addition, the disruptions to the printing schedule mentioned above and negative affects of our Chapter 11 bankruptcy filing on customer goodwill have adversely affected our sales efforts. We are also pursuing advertisers in many other industries in an attempt to improve our advertising revenue. We believe, however, that due to the above mentioned negative factors, 2003 advertising revenues will fall below 2002 revenue.

Subscription revenue accounted for $0.5 million of the decrease in our publishing segment, decreasing from $1.9 million for the three months ended March 31, 2002 to $1.4 million for the three months ended March 31, 2003. The decrease is attributable to a decrease in the number of subscription copies sold per issue as a result of a decrease in the number of subscription acquisition direct mailings done in the current year, and by a slight decrease in the rate per copy sold of Penthouse magazine. This was partially offset by a slight increase in the rate per copy sold of the Affiliate Publications.

We have experienced a steady decline in the number of sales of subscription copies of Penthouse magazine and the Affiliate Publications over the past several years. We believe the reasons for the decrease are similar to the reasons for the declining newsstand sales. Subscription revenue also decreased as a result of a decrease in the number of subscription acquisition direct mailings done over the past two years. In the first quarter of 2003 we decreased the subscription prices of the magazines in an effort to attract more subscribers and we have elected to delay subscription direct mailings that had been planned for the first half of 2003 due to our liquidity problems. The level of expected revenue from subscriptions is heavily dependent on the number of subscription acquisition direct mailings done during the year. We also expect a decrease in new customer orders as a result of the delays in the printing of the magazines mentioned above and the negative affects of our Chapter 11 bankruptcy filing on customer goodwill, although the impact of these factors is not yet known. We therefore expect subscription revenues to fall below that of 2002. Also, the 11.6% increase in postal rates that went into effect in July 2002 is expected to reduce the profitability of subscription sales by approximately $350,000 on an annualized basis.

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

Online Segment

The decrease in revenue in the online segment is primarily attributable to a decrease in revenue from the sale of memberships to the Internet Site of $0.5 million. The decrease in revenue resulted from a decrease in the average price of the memberships sold and a decrease in the number of members as compared to the prior year. Sales of memberships have been adversely affected by the weakness in the economy, declining circulation of the Company's magazines that provide a major source of advertising for the site and the war in Iraq, that is believed to have temporarily taken attention away from the site. In October 2002, we increased the price of memberships to the Internet Site and eliminated some lower priced options in order to increase the average price paid for memberships going forward. We also redesigned the site to add more features and content to make it more appealing to members. These changes have helped to encourage members to retain their memberships for longer periods of time and increase the average price of memberships. However, the increased pricing has also lead to a decrease in the number of members. We expect the average price of memberships to continue to increase as new members are added at the higher prices. We also plan to enter into cross-marketing programs with other web sites to increase the amount of traffic coming to the Internet Site.

Revenues from the online segment, which began declining during 2001, primarily as a result of the use of more aggressive credit card validation methods required to comply with Visa's requirements, continued to decline in 2002 as a result of decreases in the pricing of its memberships. As explained above, revenue has decreased in the first quarter of 2003 as compared to the prior year. This trend continued into the second quarter of 2003 as revenue continued to fall below that of the prior year due to the weak economy and declining circulation of our magazines. Revenue in the third quarter has been negatively impacted by temporary disruptions in operations caused by problems with vendors and service providers because of past due invoices as a result of our liquidity problems and subsequent bankruptcy filing as well as weakness in the economy which has caused revenue to fall below that of the prior year. Revenue in the fourth quarter of 2003 will depend on the strength of the economy during the remainder of 2003, which is uncertain at this time and our ability to maintain normal operations while we develop, seek approval for and attempt to implement a reorganization plan under the Chapter 11 of the bankruptcy code. Visa has recently announced a tightening of its chargeback limits effective October 1, 2003. We do not believe we will need to improve our validation methods any further to meet the new requirements and the change will have no material effect on the sales of memberships to the Internet Site. However, Visa has the right to modify the maximum allowable chargeback level at any time. Should Visa decide to reduce the maximum chargeback level, we may need to intensify our validation methods further to meet the new requirements, which would result in a decrease in the number of customers who would be accepted as members of the Internet Site. MasterCard established its own regulations for maximum chargeback and refund levels that went into effect in April 2002. Our chargeback and refund levels have remained well within those required by MasterCard's regulations and these regulations have had no material effect on the sales of memberships to the Internet Site. There is also the possibility that one or more of the credit card companies may decide to stop processing adult on-line internet transactions altogether, which most likely would result in a decrease in online revenues. We believe revenues from the advertising banners in the Internet Site for 2003 will fall below that of 2002. However we have added several links to other sites in place of traditional ads, that are generating revenue roughly equivalent to the amounts generated by traditional advertisements sold in the prior year. The revenue from these links is expected to offset any decline experienced from the decrease in advertising banners. Revenue from the online store in 2003 is expected to remain fairly consistent with that of 2002.

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

Revenues from the Entertainment Segment have been declining over the past few years as a result of decreases in our video business revenues and demand for pay-per-call services. Our video business revenues for the three months ended March 31, 2003 have decreased over the prior year for the reasons stated above. We are in the process of establishing new business relationships to increase our video business revenue for 2003 and thereafter. However results for 2003 will depend on how quickly we are able to reach agreements with prospective partners in producing and distributing the movies, the timing of the movie releases and our ability to maintain normal operations while develop, seek approval for and attempt to implement a reorganization plan under Chapter 11 of the Bankruptcy Code. We are also working with our pay-per-call service provider to increase the revenue of the pay-per-call business through improved marketing and coordination efforts by the two companies.

Publishing - production, distribution, pictorial  and editorial

Publishing-production, distribution, pictorial and editorial expenses were $5.5 million and $4.6 million for the three months ended March 31, 2002 and 2003, respectively, a decrease of $0.9 million. In September 2003, the distributor of our magazines has threatened to suspend distribution of General Media's publications and entered into negotiations with General Media to determine the terms under which magazines will be distributed while the Debtors are operating under Chapter 11 protection.

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

Pictorial and editorial costs were $0.7 million and $0.5 million for the three months ended March 31, 2002 and 2003, respectively, a decrease of $0.2 million.

We have been steadily reducing our publishing-production, distribution and editorial expenses over the past several years by reducing the number of copies printed, reducing the number of pages per issue, negotiating reductions in paper and printing costs, changing the grades of paper used to produce the magazines and changing their design to improve production efficiencies. We expect these expenses to fall below that of 2002 as a result of the cost saving measures taken during 2002, further reductions in the number of copies printed and a reduction in the number of issues printed, partially offset by increases in printing costs as a result of increases for inflation contained in contracts with our printers. Paper prices are expected to remain stable for the near future. However, paper prices tend to be volatile and a large increase in prices could have a material adverse affect on our cash flows and profitability.

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

Selling, general and administrative expenses for the Publishing Segment were $3.1 million for the three ended March 31, 2002, compared to $2.2 million for the three months ended March 31, 2003, a decrease of $0.9 million. The decrease is primarily due to a decrease in subscription acquisition expenses of $0.5 million and salaries and benefits of $0.4 million, during the three months ended March 31, 2003.

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

Leasehold improvement impairment charge

We provided for a leasehold improvement impairment charge of $1.1 million for the three months ended March 31, 2003 because it is uncertain that we will be able to reach an agreement with our landlord concerning unpaid rent on our principal office facilities and be able to remain in these facilities to the end of the lease term.

Bad debt expense

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

Income from operations

As a result of the above discussed factors, income from operations was $1.6 million for the three months ended March 31, 2002, compared to $0.5 million for the three months ended March 31, 2003.

Interest expense

Interest expense was $1.9 million for the three months ended March 31, 2002, compared to $1.7 million for the three months ended March 31, 2003, a decrease of $0.2 million. This decrease is due to a decrease in the total outstanding principal amount of General Media's Series C Notes.

Interest income

Interest income was $38,000 for the three months ended March 31, 2002, compared to $2,000 for the three months ended March 31, 2003, a decrease of $36,000. The decrease is due to a decrease in the amount of cash available for investment during the current year.

Income before the provision for income taxes

As a result of the above discussed factors, loss before income tax expense for the three months ended March 31, 2002 was $0.3 million, compared to a loss before income tax expense of $1.2 million for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

On August 12, 2003, as a result of principal payments due on outstanding Series C Notes and continuing operating losses, the Debtors, filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court.

Our ability to continue operations and execute any of the business plans described below is subject to many uncertainties, including the Debtors ability to formulate and obtain approval of a reorganization plan; the Debtors' ability to resolve outstanding liabilities on favorable terms, the availability of post-petition financing and the willingness of third parties to deal with the Debtors while they are involved in the Bankruptcy Proceeding. Management cannot presently predict the outcome of these matters or the extent by which our equity ownership in General Media will be impaired under the Debtors' reorganization plan.

At March 31, 2002, we had $0.6 million in cash and cash equivalents, as compared to $0.1 million at March 31, 2003, a decrease of $0.5 million. During the three months ended March 31, 2003 there was a net decrease in cash and cash equivalents of $0.1 million. The decrease was due to the use of $1.3 million in mandatory principal payments for General Media's Series C Notes. This was offset in part by $0.7 million in cash provided by operations and collections from affiliates of $0.5 million. At March 31, 2003, our current liabilities exceeded current assets by $58.3 million.

As of March 31, 2003, General Media was required to make principal and interest payments on its Series C Notes totaling $3.5 million. On April 14, 2003, the Indenture trustee issued a notice of default with respect to the principal payment. On April 15 and 16, 2003, General Media transferred additional funds (including $0.2 million made available through the repayment of an intercompany balance from GMI) and has fully paid the $2.0 million principal amount. A required interest payment in the amount of $1.5 million was not made timely. As a result, the Series C Notes became callable. On May 14, 2003, General Media and the Holders completed a letter agreement in which the Holders granted an extension of time for the payment of the overdue interest to May 30, 2003 in return for certain collateral and a guaranty from GMI (See Note 5 of the Notes to Condensed Consolidated Financial Statements). General Media paid the overdue interest on June 3, 2003, but failed to comply with several requirements of the letter agreement.

General Media also did not make a required principal payment in the amount of $1.3 million and a required interest payment of $48,000 that was due on June 29, 2003, did not make a required interest payment on the Series C Notes of $1.4 million that was due on June 30, 2003 and has not yet delivered quarterly financial statements for the period ending March 31, 2003 (the "Financial Statements) to the holders of the Series C Notes as required by the indenture (the "Indenture") defining the relative rights of General Media and the Note holders. On July 3, 2003, the holders of a majority of the principal amounts of the Series C Notes (the "Holders") sent a notice to General Media advising it of the failure to make the required interest payment due on June 30, 2003, the failure to make required principal payment of $1.3 million that was due on June 29, 2003 and the failure to deliver the required Financial Statements. On July 8, 2003, the trustee issued a notice of event of default with respect to the principal payment and the Series C Notes became callable. The Series C Notes require interest payments of $5.7 million (including the unpaid interest) and principal payments of $39.9 million during the next twelve months plus default interest.

On August 12, 2003, General Media and the other Debtors filed for protection under Chapter 11 after negotiations with the holders of a majority of the principal amounts of the Holders failed to obtain a waiver of the defaults or to provide working capital for our operations. In August 2003, two of the Holders entered into an agreement with General Media to provide $5.0 million of DIP Financing with interest at 13% per annum. The Agreement limits the DIP Financing to $3.0 million until a final financing order is signed by the Bankruptcy Court. The Agreement also limits the amount of advances to the amount of principal projected to be outstanding on a weekly basis as was set forth on a budget provided by General Media on a schedule to the Agreement. Under the Agreement, General Media has drawn down approximately $2.1 million as of September 19, 2003. The Debtors have defaulted on certain covenants related to the DIP Financing and are negotiating with the lenders for waivers. As a result of the Default, no additional advances have been made, the full principal balance of the loan is due and the interest due on the outstanding balance increased to 15% per annum.

General Media has fallen behind in making its monthly lease payments on its principal offices in Manhattan. As a result, the landlord has obtained a judgement from the Civil Court of The City Of New York (the "Court") for unpaid rent in the amount of $0.4 million and for the right to obtain a warrant of eviction. The landlord's efforts to seek a warrant of eviction have been stayed by the Bankruptcy Proceeding. We are in the process of locating alternate facilities while at the same time negotiating with the landlord for a possible settlement of the case.

There can be no assurance that we will be able to secure the financing necessary to meet our obligations and operating needs or reach an agreement with the landlord.

In connection with an amendment to the Distribution Agreement between Curtis Circulation Company ("Curtis") and the Debtors, Curtis claims that it may deduct any amounts owed to it by GMI under the Agreement from monies owed to General Media under its distribution agreement with Curtis, which the Debtors dispute.

We have undertaken or are planning the following actions during 2003, which are primarily directed at improving our revenue generating capability, with the intention of improving our cash flow:

         o We are in the process of developing a reorganization plan for our operations;

         o We are expanding our royalty income through the licensing of its trademarks to additional adult entertainment clubs. A new club was opened in New York, New York by a licensee in June 2003;

         o Through the club licensing agreements, we have been able to attract capital in the form of upfront license payments and have also attracted indirectly additional risk capital for the construction of club facilities owned and operated by licensees, including the New York facility, which will assist in growing its licensing income;

         o We have entered into a new video distribution agreement with a digital cable provider to the cruise ship industry that delivers on demand pay-per-view entertainment;

         o We are evaluating opportunities to establish partnerships with third party content companies to produce a larger number of movies to be distributed using the Penthouse trademarks;

         o We are evaluating opportunities to expand the licensing of its trademarks;

         o We are also exploring the possibility of establishing relationships with other companies to find better ways to generate revenue from its large collection of pictorial inventory, including reaching a wider audience on the Internet.

Any or all of the above actions will be effected by the Chapter 11 bankruptcy filing and will not generate sufficient improvements to cash flow to meet current debt service requirements. We are contemplating additional actions, to provide cash and reduce liabilities. All of such actions are subject to the Bankruptcy Court's jurisdiction and the claims of various parties to the Bankruptcy proceeding. However, there can be no assurances that we will be able to achieve such a result.

Cash flows from operating activities

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2002, compared to net cash provided by operating activities of $0.7 million for the three months ended March 31, 2003. The primary reason for the increase in cash flow from operating activities for the three months ended March 31, 2003 was the net loss for the three months, adjusted for a significant increase in accounts payable due to the timing of payments to vendors. This was partially offset by decreases in deferred revenues. The net cash provided by operating activities for the three months ended March 31, 2002, was derived by adjusting the net loss for the period by a significant decrease in accounts payable due to the timing of payments to vendors and decreases in deferred revenues. This was partially offset by a decrease in inventories, prepaid insurance and spending on subscription acquisition drives during the three months ended March 31, 2002.

Cash flows from financing activities

Cash flows used in financing activities were $0.8 million for the three months ended March 31, 2002, compared to cash flows used in financing activities of $0.9 million for the three months ended March 31, 2003. Cash used in financing activities for the three months ended March 31, 2003 was the result of payments of $1.3 million in mandatory principal payments for General Media's Series C Notes and collections from affiliated companies of $0.4 million. Cash used in financing activities for the three months ended March 31, 2002 was the result of advances of $0.8 million to GMI.

Affiliated company advances at March 31, 2003 decreased $0.4 million from December 31, 2002. Up until the filing of the Bankruptcy Proceeding on August 12, 2003, General Media shared common indirect expenses for the benefit of GMI and affiliated companies, including accounting, personnel, management information systems, employee relations and other administrative services. During the three months ended March 31, 2003, General Media charged GMI $83,000 for these shared expenses. In addition, up until the filing of the Bankruptcy Proceeding, General Media was charged by GMI and its subsidiaries for the benefit of other corporate overhead costs, executive compensation and other costs, which principally relate to office space. During the three months ended March 31, 2003, GMI charged us $135,000 for these shared expenses. These allocations were based on factors determined by management of the Company and GMI to be appropriate for the particular item, including estimated relative time commitments of managerial personnel, relative number of employees and relative square footage of all space occupied. Management believes that the allocation method and amounts were reasonable. As part of the DIP Financing, the arrangement has been suspended and replaced by compensation payments to the Company's President / Principal Executive Officer, and the Executive Vice President that may not exceed $41,667 and $12,500 per month, respectively, commencing August 2003. The ability of General Media to realize repayment of its advance is dependent upon the success of GMI in refinancing its existing debt obligations, most of which are currently in default.

DEBT

Our debt includes General Media's Series C Notes, which are collateralized by substantially all of our assets. The Series C Notes, which bear interest at a rate of 15% per annum, have a maturity date of March 29, 2004. As of March 31, 2003, General Media's unpaid principal balance on the Series C Notes was approximately $41.8 million.

The Series C Notes require amortization payments of $6.5 million during the calendar year 2003, of which $1.9 million was paid in April 2003, with the balance of the Series C Notes in the amount of $35.3 million due in 2004. In addition, further amortization equal to 50% of excess cash flow in each year is required, as well as any proceeds from the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and any proceeds to us from certain insurance policies on the life of the principal shareholder.

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

On August 1, 2002, General Media and the Holders entered into a Third Supplemental Indenture to amend the "Change of Control" events in the Indenture to add further restrictions on the amount of "Owner Payments"; to substitute

John Orlando for John Prebich in the "Change of Control" provision; and to require that new financial covenants (the "Financial Covenants") be added that require us to achieve not less than 80% of the projected revenues and EBITDA to be set forth in a business plan in a form and substance reasonably satisfactory to the Holders. In addition we agreed to allow the Holders to audit the books and records of General Media and the payroll records of General Media and GMI and to pay all the legal fees, cost and expenses, and audit fees (collectively the "Amendment Expenses") related to the agreement. We recorded $0.1 million of Amendment Expenses during the year ended December 31, 2002. In July 2002, we also paid $0.1 million to the Holders as a deposit against Amendment Expenses expected to be incurred by the Holders in completing the further amendments to the Indenture required to incorporate the accepted business plan into the financial covenants. In exchange for these amendments the Holders agreed to waive their prior contention that a "Change of Control" event had occurred with respect to the termination of John Prebich, one of General Media's former President and Chief Operating Officer's.

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

John Orlando, General Media's President and Chief Operating Officer was terminated on January 14, 2003. The Indenture requires that the Company hire a replacement President and Chief Operating Officer reasonably satisfactory to a majority of the Holders within ninety days of the date of either the resignation or termination of John Orlando, to avoid a deemed "Change of Control" which in turn requires that an offer to purchase be made by General Media to all Holders. On March 28, 2003, General Media hired Stephen Gross to replace John Orlando as the General Media's President and Chief Operating Officer. A proposal was submitted to the Holders on that date requesting confirmation that Mr. Gross would be reasonably satisfactory to them as a replacement for John Orlando as General Media's President and Chief Operating Officer.

On March 29, 2003, General Media was required to make a principal payment of $2.0 million. On April 14, 2003, the Indenture trustee issued a notice of event of default with respect to the principal payment. On April 15 and 16, 2003 General Media transferred additional funds (including the $0.2 million made available through the repayment of an intercompany balance from GMI) and has fully paid the $2.0 million principal amount. On April 24, 2003, General Media and the Holders completed a letter agreement that consented to the appointment of Stephen R. Gross as president and chief operating officer of General Media, consented to the filing of General Media's Form 10-K at any time on or before April 30, 2003, consented to an amendment to the Indenture to change the date of the payment of the $2.0 million principal payment that was due on March 29, 2003 to April 17, 2003, and to acknowledge the payment in full of and the absence of any existing or continuing violation, default or event of default under the Indenture with respect to the $2.0 million principal payment that was due on March 29, 2003. In addition General Media and the Holders agreed to amend the "Change of Control" events to substitute Stephen Gross for John Orlando, to eliminate any grace periods with respect to future principal payments commencing with the principal payment due June 29, 2003, to provide the Holders with a copy of the employment agreement between General Media and Stephen Gross (the "Gross Employment Agreement") by May 19, 2003, to liquidate no less than 50% of the aggregate book value of all its artwork pieces in commercially reasonable sales (the "Sales") on or before October 31, 2003 and to use 100% of the net proceeds of such Sales to make additional principal redemption's of the Series C Notes. The agreement was subject to approval by the Holders of the Gross Employment Agreement and the completion of a supplemental indenture incorporating the terms of the letter agreement on or before May 26, 2003. General Media has not entered into or supplied the Gross Employment Agreement to the Holders or completed the supplemental indenture incorporating the terms of the letter agreement and as a result the letter agreement was terminated. In August 2003, the Company terminated its relationship with Mr. Gross.

On March 31, 2003, General Media was required to make an interest payment in the amount of $1.5 million, which was not made. As a result, the Series C Notes became callable. On May 14, 2003, General Media and the Holders completed a letter agreement in which the parties agreed that the Holders would forbear from exercising certain rights and remedies under the Indenture in consideration for the agreement of Mr. Guccione to contribute certain personal assets held by his holding company, GMI, for the benefit of General Media, including the agreement to:

         a) execute and deliver to the trustee, on or before June 16, 2003, a mortgage and lien in a form satisfactory to the Holders encumbering certain real estate owned by GMI (subject to prior liens of not more than $25.0 million) and to pay costs associated with the obtaining of the mortgage,

         b) cause GMI, on or before May 30, 2003, to provide a non-recourse guaranty of the obligations of General Media (the "Guaranty") and to secure its obligations under such Guaranty with a pledge to the trustee of all of GMI's rights, title and interest in the outstanding shares of common stock of PII ("PII Stock"), to deliver the PII Stock certificates and stock powers to the trustee and to deliver a letter agreement pursuant to which PII shall covenant that it will not sell, pledge, transfer, assign or otherwise dispose of any of its outstanding shares of common stock of General Media ("Common Stock Obligation"),

         c)       pay the interest that is overdue on or before May 30, 2003,

         d) provide the Holders with a detailed plan for the restructuring of General Media's Series C Notes, together with supporting computations, no later than June 30, 2003,

         e) place a $0.1 million deposit with the Holders by June 9, 2003 which shall be used to reimburse the Holders for the fees, costs and expenses of their audit and legal counsel, and

         f) allow the Holders to audit the books, records and assets of General Media,

General Media paid the overdue interest on June 3, 2003, but failed to comply with several requirements of the letter agreement.

General Media also did not make a required principal payment in the amount of $1.3 million and a required interest payment of $48,000 that was due on June 29, 2003, did not make a required interest payment on the Series C Notes of $1.4 million that was due on June 30, 2003 and has not yet delivered quarterly Financial Statements to the holders of the Series C Notes as required by the Indenture defining the relative rights of General Media and the Note holders. On July 3, 2003, the Holders sent a notice to General Media advising it of the failure to make the required interest payment due on June 30, 2003, the failure to make required principal payment of $1.3 million that was due on June 29, 2003 and the failure to deliver the required Financial Statements. On July 8, 2003, the trustee issued a notice of event of default with respect to the principal payment and the Series C Notes became callable. The Series C Notes require interest payments of $5.7 million (including the unpaid interest) and principal payments of $39.9 million during the next twelve months plus default interest.

On August 12, 2003, General Media and the other Debtors filed for protection under Chapter 11 after negotiations with the holders of a majority of the principal amounts of the Holders failed to obtain a waiver of the defaults or to provide working capital for our operations. In August 2003, two of the Holders entered into an agreement with General Media to provide $5,000,000 of DIP Financing with interest at 13% per annum. The Agreement limits the DIP Financing to $3.0 million until a final financing order is signed by the Bankruptcy Court. The Agreement also limits the amount of advances to the amount of principal projected to be outstanding on a weekly basis as was set forth on a budget provided by General Media on a schedule to the Agreement. Under the Agreement, General Media has drawn down approximately $2.1 million as of September 19, 2003. The Debtors have defaulted on certain covenants related to the DIP Financing and are negotiating with the lenders for waivers. As a result of the Default, no additional advances have been made, the full principal balance of the loan is due and the interest due on the outstanding balance increased to 15% per annum.

In connection with an amendment to the Distribution Agreement between Curtis Circulation Company ("Curtis") and the Debtors, Curtis claims it may deduct any amounts owed to it by GMI under the Agreement from monies owed to General Media under its distribution agreement with Curtis and the Debtors dispute this claim. The Company acknowledged that GMI and Robert C. Guccione had made certain guaranties at the foot of the amendment.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Securities and Exchange Commission Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the consolidated financial statements. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following discussion is intended to supplement the summary of significant accounting policies included in Note 1 of the Notes To Consolidated Financial Statements for the year ended December 31, 2002 included in the Company's annual report on Form 10-K.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment. The following table summarizes all commitments under contractual obligations as of March 31, 2003:



                                  ------------------Obligations due-------------
                                   Total       1          2-3     4-5     Over 5
                                   Amount     Year       Years   Years    Years
                                  -------------------(In millions)--------------
Senior Secured Notes                $41.8     $41.8      $  -    $  -      $  -
Operating Leases                     11.3       1.9       3.7     3.8       1.9
Other Long-Term Liabilities           0.7       0.2       0.3     0.2         -
Total Cash Obligations              $53.8     $43.9      $4.0    $4.0      $1.9

Interest On Senior Secured Notes    $ 7.2     $ 7.2      $  -    $  -      $  -

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

Foreign-Exchange Rate Risk - We do not believe we have exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Item 4. CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls") pursuant to Rules 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and our "internal controls and procedures for financial reporting" (Internal Controls) as of the end of the period covered by this report. This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the President (Principal Executive Officer) to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles in the United States Of America.

Among other matters, we sought in our Controls Evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financials statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures. The Company is continuing to evaluate errors in procedure which led up to the unauthorized initial filing of this Quarterly Report on May 23, 2003 containing financial statements having inaccuracies and without the completion of a review of the Company's principal independent auditor. Based on this evaluation, the Company will attempt to improve its Disclosure Controls.

The President notes that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, and no corrective actions were required or taken with regard to significant deficiencies and material weaknesses.

Based upon the Controls Evaluation, our President has concluded that there are serious and material weaknesses in our Disclosure Controls which will have to be modified going forward. However, the existing Disclosure Controls when combined with further investigation were found to be effective to ensure that material information relating to the Company's financial statements and its consolidated subsidiaries contained in this report was made known to management, including the President.

                           Part II - Other Information

Item 1. Legal Proceedings

On May 8, 2002, an action was filed in United States District Court for the Central District of California (the "California Court"), alleging, among other things, that General Media published photographs (the "Photographs") of a woman topless in the June 2002 issue of Penthouse Magazine (the "Magazine"), falsely representing them to be pictures of the plaintiff when they were in reality photographs of someone else. On July 10, 2003, a settlement was reached with the plaintiff for an amount that both parties agreed to keep confidential. The settlement will not have a material effect on the Company's financial statements or results of operations.

On August 26, 2002, two individuals on behalf of themselves and all others similarly situated (the "Class Action Plaintiffs") filed in the Circuit Court of Cook County, Illinois, (the "Illinois Court") an action alleging that General Media committed a breach of contract, a breach of express warranty and consumer fraud when it published the Photographs, falsely representing them to be pictures of the aforementioned plaintiff when they were in reality photographs of someone else. On May 16, 2003, the Illinois Court dismissed the case. In June 2003 the Class Action Plaintiffs filed an amended complaint and asked for reconsideration of the dismissal. The Company intends to vigorously defend itself it against this claim.

On July 13, 2001, an employee filed a charge of discrimination (the "Charge") against General Media with the U.S. Equal Employment Opportunity Commission ("EEOC"). On April 11, 2003, the District Director of the EEOC ruled that there was reasonable cause to find that the employee had been subject to discrimination on the basis of disability and age, and that she had been constructively discharged. General Media and the EEOC have been conducting meetings with the employee to determine what actions need to be taken to resolve the Charge. On May 9, 2003, the EEOC recommended a settlement of various institutional training for the Company and a monetary award of $0.7 million for the employee. The Company has rejected the EEOC's recommendation on legal and factual grounds and intends to vigorously defend itself in this action. It is too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this action will have on the Company's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition or results of operations.

On March 28, 2003, a former employee of General Media who was terminated for what General Media believes to be reasonable cause, filed a claim in the Supreme Court of the State of New York seeking damages of $0.1 million plus an accounting of their incentive compensation. The Company believes it has no liability to this individual and is vigorously defending itself against this claim.

On March 10, 2003, a former employee of General Media filed a claim in the Supreme Court of the State of New York seeking damages of $1.0 million for an alleged breach of her employment contract and loss of outside opportunities. The plaintiff claims she was setting up an outside business venture to become a consultant to General Media when she handed in her resignation. She claims that she handed in her resignation, but was persuaded to withdraw it, was allegedly offered her job back, following which her employment was terminated. The Company denies the claims and is vigorously defending itself against this claim.

On June 20, 2003, Fraserside Holdings Limited and Milcap Media Limited filed a claim in the Supreme Court of the State of New York, for an alleged breach of contract regarding a 1999 agreement with General Media to jointly produce and distribute a series of adult motion pictures. The complaint alleges damages of $2.2 million for breach of contract, breach of fiduciary responsibility, duty of loyalty and fair dealing, and demands for an accounting of revenues and expenses related to the pictures and a declaration that all property in the movies belongs to the plaintiff. The Company believes the claims are without merit and intends to vigorously defend itself in this claim.

In December 2002, General Media received correspondence from a third party that transmission of video content on the Internet is a violation of patents that the third party claims to own. The third party has demanded that General Media execute a royalty agreement in favor of the third party with respect to revenue from any videos that it displayed on its Internet Site. To the Company's knowledge, no action has been instituted against it by the third party. The Company believes that it does not owe any royalties to this third party and intends to vigorously defend itself in any action brought against it by the third party.

General Media has fallen behind in making its monthly lease payments on its principal offices in Manhattan. As a result, the landlord has obtained a judgement from the Civil Court of The City Of New York (the "Court") for unpaid rent in the amount of $0.4 million and for the right to obtain a warrant of eviction. The landlord's efforts to seek a warrant of eviction have been stayed by the Bankruptcy Proceeding. The Company is in the process of locating alternate facilities while at the same time negotiating with the landlord for a possible settlement of the case. The Company has provided for a fixed asset leasehold improvement impairment charge in the amount of $1.1 million in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 because it is uncertain that the Company will reach an agreement with the landlord and remain in its office facilities to the end of the lease term.

There are various lawsuits claiming amounts against the Company. While the outcome of these matters is currently not determinable, it is the opinion of the Company's management that the ultimate liabilities, if any, from the outcome of these cases will not have a material effect on the Company's financial statements.

Unless modified by the Bankruptcy Code, pursuant to the automatic stay provision of Section 362 of the Bankruptcy Code, all of the above described pre-petition legal proceedings against the Debtors are currently stayed.

Item 2. Changes in Securities and Use of Proceeds

On March 29, 2003, the Company was required to make a principal payment of $2.0 million. On April 14, 2003, the Indenture trustee issued a notice of event of default with respect to the principal payment. On April 15 and 16, 2003 the Company transferred additional funds (including $0.2 million made available through the repayment of an intercompany balance from GMI) and has fully paid the $2.0 million principal amount. On April 24, 2003, the Company and the Holders completed a letter agreement that consented to the appointment of Stephen R. Gross as president and chief operating officer of the Company, consented to the filing of the Company's Form 10-K at any time on or before April 30, 2003, consented to an amendment to the Indenture to change the date of the payment of the $2.0 million principal payment that was due on March 29, 2003 to April 17, 2003, and to acknowledge the payment in full of and the absence of any existing or continuing violation, default or event of default under the Indenture with respect to the $2.0 million principal payment that was due on March 29, 2003. In addition the Company and the Holders agreed to amend the "Change of Control" events to substitute Stephen Gross for John Orlando, to eliminate any grace periods with respect to future principal payments commencing with the principal payment due June 29, 2003, to provide the Holders with a copy of the employment agreement between the Company and Stephen Gross (the "Gross Employment Agreement") by May 19, 2003, to liquidate no less than 50% of the aggregate book value of all its artwork pieces in commercially reasonable sales (the "Sales") on or before October 31, 2003 and to use 100% of the net proceeds of such Sales to make additional principal redemption's of the Series C Notes. The agreement was subject to approval by the Holders of the Gross Employment Agreement and the completion of a supplemental indenture incorporating the terms of the letter agreement on or before May 26, 2003. The Company has not entered or supplied the Gross Employment Agreement to the Holders or completed the supplemental indenture incorporating the terms of the letter agreement and as a result the letter agreement was terminated. In August 2003, the Company terminated its relationship with Mr. Gross.

On March 31, 2003, the Company was required to make an interest payment in the amount of $1.5 million, which was not made. As a result, the Series C Notes became callable. On May 14, 2003, the Company and the Holders completed a letter agreement in which the parties agreed that the Holders would forbear from exercising certain rights and remedies under the Indenture in consideration for the agreement of Mr. Guccione to contribute certain personal assets held by his holding company, GMI, for the benefit of the Company, including the agreement to:

         a) execute and deliver to the trustee, on or before June 16, 2003, a mortgage and lien in a form satisfactory to the Holders encumbering certain real estate owned by GMI (subject to prior liens of not more than $25.0 million) and to pay costs associated with the obtaining of the mortgage,

         b) cause GMI, on or before May 30, 2003, to provide a non-recourse guaranty of the obligations of the General Media (the "Guaranty") and to secure its obligations under such Guaranty with a pledge to the trustee of all of GMI's rights, title and interest in the outstanding shares of common stock of PII ("PII Stock"), to deliver the PII Stock certificates and stock powers to the trustee and to deliver a letter agreement pursuant to which PII shall covenant that it will not sell, pledge, transfer, assign or otherwise dispose of any of its outstanding shares of common stock of the General Media ("Common Stock Obligation"),

         c)       pay the interest that is overdue on or before May 30, 2003,

         d) provide the Holders with a detailed plan for the restructuring of General Media's Series C Notes, together with supporting computations, no later than June 30, 2003,

         e) place a $0.1 million deposit with the Holders by June 9, 2003 which shall be used to reimburse the Holders for the fees, costs and expenses of their audit and legal counsel, and

         f) allow the Holders to audit the books, records and assets of General Media.

General Media paid the overdue interest on June 3, 2003 and has allowed the Holders to audit the books, records and assets of General Media, but they failed to comply with the other requirements of the letter agreement.

General Media also did not make a required principal payment in the amount of $1.3 million and a required interest payment of $48,000 that was due on June 29, 2003, did not make a required interest payment on the Series C Notes of $1.4 million that was due on June 30, 2003 and has not yet delivered quarterly Financial Statements to the holders of the Series C Notes as required by the Indenture defining the relative rights of General Media and the Note holders. On July 3, 2003, the holders of a majority of the principal amounts of the Series C Notes (the "Holders") sent a notice to General Media advising it of the failure to make the required interest payment due on June 30, 2003, the failure to make required principal payment of $1.3 million that was due on June 29, 2003 and the failure to deliver the required Financial Statements. On July 8, 2003, the trustee issued a notice of event of default with respect to the principal payment and the Series C Notes became callable. The Series C Notes require interest payments of $5.7 million (including the unpaid interest) and principal payments of $39.9 million during the next twelve months plus default interest.

As stated in Note 2 of the Notes to Condensed Consolidated Financial Statements, General Media and the other Debtors filed for protection under Chapter 11 after negotiations with the holders of a majority of the principal amounts of the Holders failed to obtain a waiver of the defaults or to provide working capital for the Company's operations. In August 2003, two of the Holders entered into an agreement with General Media to provide $5.0 million of DIP Financing with interest at 13% per annum. The Agreement limits the DIP Financing to $3.0 million until a final financing order is signed by the Bankruptcy Court. The Agreement also limits the amount of advances to the amount of principal projected to be outstanding on a weekly basis as was set forth on a budget provided by General Media on a schedule to the Agreement. Under the Agreement, General Media has drawn down approximately $2.1 million as of September 19, 2003. The Debtors have defaulted on certain covenants related to the DIP Financing and are negotiating with the lenders for waivers. As a result of the Default, no additional advances have been made, the full principal balance of the loan is due and the interest due on the outstanding balance increased to 15% per annum.

Item 3. Defaults Upon Senior Securities

As of March 31, 2003, General Media had not made a required interest payment of $1.5 million on its Series C Notes, that was due by that date. The Company had until April 30, 2003 (30-day grace period) to make the interest payment, but was unable to do so. On May 14, 2003, General Media and the Holders completed a letter agreement in which the parties agreed that the Holders would forbear from exercising their rights and remedies under the Indenture as a result of the failure to pay the interest in return for certain concessions by General Media and GMI. General Media paid the overdue interest on June 3, 1003, but failed to comply with several requirements of the letter agreement as specified in Item 2 "Changes in Securities and Use of Proceeds" above.

General Media also did not make a required principal payment in the amount of $1.3 million and a required interest payment of $48,000 that was due on June 29, 2003, did not make a required interest payment on the Series C Notes of $1.4 million that was due on June 30, 2003

Following additional defaults and failed negotiations with the holders of the Series C Notes, General Media, together with certain of its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code on August 12, 2003. As of August 12, 2003 the total amount due is $2.9 million.

In addition General Media has defaulted on certain covenants related to the DIP Financing as more fully described above, in Notes 2 and 5 of the Notes to Condensed Consolidated Financial Statements and in Item 2, Management's discussion and analysis of financial condition and results of operations under "Chapter 11 Bankruptcy Filing".

Item 6. Exhibits and Reports on Form 8-K

         (a) The exhibits listed in the "Exhibit Index" are filed as part of this report.

         (b)      Reports on Form 8-K.

                  1. Form 8-K dated February 28, 2003 filed March 7, 2003 reporting under Item 4 "Changes in Registrant's Certifying Accountants," the resignation of Baum & Company, P.A. and engagement of Einser LLP as the Registrant's Independent Public Accountants and related exhibits under Item 7 "Financial Statements and Exhibits."

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Penthouse International, Inc.
                                 (Registrant)


Dated: September 23, 2003        By:  /s/ Robert C. Guccione
                                     -------------------------------------------
                                     Robert C. Guccione
                                     Chairman of the Board and President
                                     (Principal Executive and Financial Officer)

                                  Exhibit Index


Exhibit No.       Description

10.1 Financing Agreement, dated as of August 14, 2003, by and among General Media, Inc., as a debtor and a debtor-in-possession, a Delaware corporation (the "Borrower"), each Subsidiary of the Borrower listed as a "Guarantor" on the signature pages thereto, each as a debtor and a debtor-in-possession, the lenders from time to time party thereto (each a "Lender" and collectively, the "Lenders"), and Madeleine L.L.C., a New York limited liability company as agent for the Lenders.

10.2 Termination Agreement dated as of September 18, 2003 between General Media Communications, Inc., a New York corporation, GMCI Internet Operations, Inc., a New York corporation, and General Media Entertainment, Inc. ("Entertainment," and, together with GMCI and Internet Operations, and Penthouse Financial, LLC, ("Financial").

31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)

31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)

32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. -
         Section 1350

32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. -
         Section 1350