Form 10-Q
period 2003-06-30
PENTHOUSE INTERNATIONAL INC
filed 2003-09-25
CIK 1164123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number: 333-83448


                          PENTHOUSE INTERNATIONAL, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       FLORIDA                                               65-1158257
-------------------------                               --------------------
(State of incorporation)                                   (IRS Employer
                                                         Identification No.)

                        11 PENN PLAZA, NEW YORK, NY 10001
                     ---------------------------------------
                    (Address of principal executive offices)

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

As of September 15, 2003, there were 151,690,000 shares outstanding of the Registrant's common stock.

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                          PAGE
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements                                         3

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       22

     Item 3. Quantitative and Qualitative Disclosures About Market Risk   48

     Item 4. Controls and Procedures                                      48

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                           50

     Item 2.  Changes in Securities and Use of Proceeds                   51

     Item 3.  Defaults Upon Senior Securities                             53

     Item 6.  Exhibits and Reports on Form 8-K                            54

Signatures                                                                55

Item 1. Financial Statements

                                         Penthouse International, Inc. and Subsidiaries
                                         Condensed Consolidated Statements of Operations
                                                           (unaudited)

                                        (amounts in thousands, except per share amounts)

                                                                       Six months ended                   Three months ended
                                                                           June 30,                           June 30,
                                                                ------------------------------     -------------------------------
                                                                    2002             2003               2002             2003
                                                                -------------    -------------     --------------    -------------
Net revenue                                                     $      30,282    $      18,810     $       16,074    $       7,738
                                                                -------------    -------------     --------------    -------------

Costs and expenses
     Publishing - production, distribution, pictorial
       and editorial                                                   11,631            7,327              6,164            2,760
     Entertainment and online                                             442              205                205               86
     Selling, general and administrative                               12,410            9,097              5,788            4,482
     Leasehold improvement impairment charge                                -            1,061                  -                -
     Bad debt expense                                                      78             (161)                44             (123)
     Rent expense from affiliated companies                               333              215                218               90
     Depreciation and amortization                                        273              188                131               69
                                                                -------------    -------------     --------------    -------------

                           Total costs and expenses                    25,167           17,932             12,550            7,364
                                                                -------------    -------------     --------------    -------------

                            Income from operations                      5,115              878              3,524              374
                                                                -------------    -------------     --------------    -------------

Other income (expense)
     Interest expense                                                  (3,791)          (3,196)            (1,849)          (1,497)
     Gain on sale of officer's life insurance                             811                -                811                -
     Interest income                                                       61                4                 23                2
                                                                -------------    -------------     --------------    -------------

                            Total other income (expense), net          (2,919)          (3,192)            (1,015)          (1,495)
                                                                -------------    -------------     --------------    -------------

Income/(Loss) before provision for income taxes                         2,196           (2,314)             2,509           (1,121)

Income tax expense                                                         13               12                  7                6
                                                                -------------    -------------     --------------    -------------

Income (loss) before minority interest                                  2,183           (2,326)             2,502           (1,127)

Minority interest                                                         (11)              11                (13)               5
                                                                -------------    -------------     --------------    -------------

Net income (loss)                                                       2,172           (2,315)             2,489           (1,122)

"Paid in kind" dividends on mandatorily redeemable
preferred stock, net of minority interest                                (706)            (804)              (355)            (406)

Accretion of mandatorily redeemable preferred stock
 to its liquidation preference, net of minority interest                 (168)            (176)               (84)             (88)
                                                                -------------    -------------     --------------    -------------

Net income (loss) applicable to common stock                    $       1,298    $      (3,295)    $        2,050    $      (1,616)
                                                                =============    =============     ==============    =============

Net income (loss) per common share, basic and diluted           $        0.01    $       (0.02)    $         0.02    $       (0.01)
                                                                =============    =============     ==============    =============

Weighted average number of shares, basic and diluted              127,560,000      151,690,000        127,560,000      151,690,000
                                                                =============    =============     ==============    =============


                                    See notes to condensed consolidated financial statements.

                                                               3

                 Penthouse International, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                             (amounts in thousands)

                                                                       December 31,      June 30,
                                                                           2002            2003
                                                                       -------------- ---------------
                                                                                       (unaudited)
                                     ASSETS
          CURRENT ASSETS
              Cash and cash equivalents                                $         206   $         391
              Accounts receivable, net of allowance
                 for doubtful accounts                                         2,862           1,800
              Inventories                                                      3,355           2,362
              Prepaid insurance                                                  702             597
              Prepaid expenses and other current assets                        1,014             705
                                                                       -------------   -------------

                                     Total current assets                      8,139           5,855

          WORKS OF ART AND OTHER COLLECTABLES                                  1,820           1,820

          PROPERTY AND EQUIPMENT - AT COST;
             net of accumulated depreciation and amortization                  1,905             656

          OTHER ASSETS
              Rent security deposits                                           1,071           1,071
              Cash surrender value of officers life insurance                  1,036             960
              Deferred subscription acquisition costs, net                       248             185
              Due from affiliated companies                                    1,153               -
              Other                                                                -              74
                                                                       -------------   -------------

                                                                               3,508           2,290
                                                                       -------------   -------------

                                                                       $      15,372   $      10,621
                                                                       =============   =============


                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

          CURRENT LIABILITIES
              Current maturities of  notes payable                     $      43,147   $      39,947
              Accounts payable                                                 7,894          10,083
              Deferred  revenue                                                7,602           7,445
              Accrued Interest - notes payable                                 1,617           1,496
              Accrued retail display allowance                                 1,653           1,298
              Accrued expenses and other current liabilities                   3,863           3,028
              Due to affiliated companies                                          -             368
              Income tax payable                                                 935             957
                                                                       -------------   -------------
                                     Total current liabilities                66,711          64,622


          DEFERRED REVENUE                                                     1,013             788

          OTHER LONG TERM LIABILITIES                                            867             756

          MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK                  11,256          12,236

          COMMITMENTS AND CONTINGENCIES

          MINORITY INTEREST                                                      116             100


          STOCKHOLDERS' DEFICIT
              Series A Preferred Stock, $.0025 par value; 20,000,000 shares
               authorized, 5,000 shares issued and outstanding                     -               -
              Series B Preferred Stock, $.0025 par value; 20,000,000 shares
               authorized, none outstanding                                        -               -
              Common stock, $.0025 par value; 250,000,000 shares authorized;
               150,000,000 and 151,690,000 shares issued and outstanding,
               respectively                                                      375             379
              Capital in excess of par value                                   5,987           5,008
              Subscription receivable                                            (22)            (22)
              Accumulated deficit                                            (70,931)        (73,246)
                                                                       -------------   -------------

                                                                             (64,591)        (67,881)
                                                                       -------------   -------------

                                                                       $      15,372   $      10,621
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

                                               4

                         Penthouse International, Inc. and Subsidiaries
                         Condensed Consolidated Statements of Cash Flows
                                           (unaudited)

                                    (amounts in thousands)

                                                                           Six months ended
                                                                               June 30,
                                                                      -------------------------
                                                                         2002           2003
                                                                      -----------    ----------
Cash flows from operating activities
Net income / (loss)                                                   $     2,172    $   (2,315)
Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                           273           188
      Amortization of deferred revenue                                       (228)         (225)
      Gain on sale of officer's life insurance policies                      (811)
      Bad debt expense                                                          -          (161)
      Leasehold improvement impairment charge                                   -         1,061
      Change in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                                   173         1,108
        Inventories                                                         1,593           993
        Prepaid insurance                                                     452           105
        Prepaid expenses and other current assets                             299           309
        Other assets                                                        1,461            65
      Increase (decrease) in:
        Accounts payable, accrued expenses and other
             current liabilities                                           (4,539)          999
        Accrued interest on notes payable                                     (83)         (121)
        Income taxes payable                                                   (5)           22
        Deferred revenue                                                   (1,446)         (157)
        Other long term liabilities                                          (128)         (111)
        Minority interest                                                      11           (11)
                                                                      -----------    ----------

           Net cash (used in) provided by operations                         (806)        1,749
                                                                      -----------    ----------

Cash flows from investing activities
      Proceeds from sale of officer's life insurance policies                 935             -
                                                                      -----------    ----------

           Net cash provided by investing activities                          935             -
                                                                      -----------    ----------

Cash flows from financing activities

      Principal payments on notes payable                                  (2,185)       (3,200)
      Collections from affiliated companies                                     -         1,636
      Advances to affiliated companies                                       (890)            -
      Repayments from shareholder                                           1,000             -
                                                                      -----------    ----------

           Net cash used in financing activities                           (2,075)       (1,564)
                                                                      -----------    ----------

           Net (decrease) increase in cash and cash equivalents            (1,946)          185

Cash and cash equivalents at beginning of period                            2,431           206
                                                                      -----------    ----------

Cash and cash equivalents at end of period                            $       485    $      391
                                                                      ===========    ==========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
                Interest                                              $     3,842    $    3,319
                Income taxes                                          $        11    $       16

Supplemental disclosure of non-cash financing activities:
      "Paid in kind" dividends on mandatorily redeemable
         preferred stock                                              $       706    $      800
      Accretion of mandatorily redeemable preferred
         stock to liquidation preference                              $       168    $      175

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full year. The balance sheet information for December 31, 2002 has been derived from the audited financial statements at that date. In addition, the financial statement presentation does not yet reflect any segregation of liabilities subject to compromise which may result from the above described proceeding (the "Bankruptcy Proceeding") in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization ("SOP 90-7)". Such treatment, if required, will be based upon the Debtors' plan of reorganization.

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


1. (Continued)

On September 18, 2003 the Unsecured Creditors Committee in the Bankruptcy Proceeding filed a motion to convert the case from a Chapter 11 reorganization to a Chapter 7 liquidation case. The Debtors promptly filed their opposition to the motion and intend to resist the Unsecured Creditors Committee's motion.

Subject to the qualifications above, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At June 30, 2003, the Company's cash balance was $391,000 and the Company's current liabilities exceeded current assets by $58,767,000. As further explained in Note 4 of the Notes to Condensed Consolidated Financial Statements and in the liquidity section of the management discussion section of this report on Form 10-Q, the Company's subsidiary, General Media, was late in paying a required interest payment under its 15% Senior Secured Debentures due 2004 (the "Series C Notes") in the amount of $1,496,000 that was due on March 31, 2003. The payment of this interest was made on June 3, 2003.

General Media also did not make a required principal payment in the amount of $1,300,000 and a required interest payment of $48,000 that was due on June 29, 2003, did not make a required interest payment on the Notes of $1,447,000 that was due on June 30, 2003 and has not yet delivered quarterly financial statements for the period ending March 31, 2003 (the "Financial Statements") to the holders of the Notes as required by the indenture (the "Indenture") defining the relative rights of General Media and the Note holders. On July 3, 2003, the holders of a majority of the principal amount of the Series C Notes (the "Holders") sent a notice to General Media advising it of the failure to make the required interest payment due on June 30, 2003, the failure to make required principal payment of $1,300,000 that was due on June 29, 2003 and the failure to deliver the required Financial Statements. On July 8, 2003, the trustee issued a notice of event of default with respect to the principal payment and the Series C Notes became callable. The Series C Notes require interest payments of $5,679,000 (including the unpaid interest) and principal payments of $39,897,000 during the next twelve months plus default interest.

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

The Debtors were overdue in payments to their vendors, but collection efforts following August 12, 2003 are stayed by the Bankruptcy Proceeding. The Company

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. (Continued)

was unable to distribute Penthouse, Penthouse Letters and Girls of Penthouse magazines during May 2003 and all of its publications during June 2003 as a result of the need to reach an agreement with printing contractors, paper suppliers and magazine distributor regarding past due invoices. In September 2003, General Media's magazine distributor threatened to suspend distribution of its publications and entered into negotiations with General Media to determine the terms under which magazines will be distributed while the Debtors are operating under Chapter 11 protection. On July 18, 2003, the Company postponed for one week the payment of approximately seventy four percent of one of its bi-weekly payroll due that week as a result of a shortage of cash at the time. The Company paid the balance of the payroll to its employees on July 25, 2003.

General Media has fallen behind in making its monthly lease payments on its principal offices in Manhattan. As a result, the landlord has obtained a judgement from the Civil Court of The City Of New York (the "Court") for unpaid rent in the amount of $449,000 and for the right to obtain a warrant of eviction (See Note 7 of the Notes to Condensed Consolidated Financial Statements). The landlord's efforts to seek a warrant of eviction have been stayed by the Bankruptcy Proceeding. The Company is in the process of locating alternate facilities while at the same time negotiating with the landlord for a possible settlement of the case. The Company has provided for a fixed asset leasehold improvement impairment charge in the amount of $1,061,000 in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2003 because it is uncertain that the Company will reach an agreement with the landlord and remain in its office facilities to the end of the lease term.

There can be no assurance that alternative financing will be made available to the Company, that the Debtors efforts to reorganize in bankruptcy will be successful or that the Company will retain any equity in General Media as a result of the planned reorganization.

The Company previously reported that the Securities and Exchange Commission commenced an informal inquiry pertaining to its financial statements for the year ended December 31, 2002 and the quarter ended March 31, 2003, the accounting treatment of a website management agreement and the engagement and termination of auditing services during 2002 and 2003. On July 23, 2003, the Company's attorney received a formal order of investigation from the Securities and Exchange Commission relating to the Company's March 2003 financial statements initially filed with the Securities and Exchange Commission on May 23, 2003. The Company cannot predict how long this investigation will last or its outcome. The Company is cooperating fully with the Securities and Exchange Commission and intends to continue to do so.

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

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. (Continued)

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. These potentially dilutive securities were not included in the calculation of income (loss) per share for the periods presented because the Company incurred a loss during the periods in which the dilutive securities have been outstanding and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented.

On May 13, 2003, the Company declared a 3 for 1 stock split (See Note 13 of the Notes to Condensed Consolidated Financial Statements). Loss per common share calculations for the three months ended March 31, 2003 and 2002 give retro-active effect to the 3-for-1 split as if it occurred on January 1, 2002.

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



1. (Continued)

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


2. Inventories

Inventories include the following:

                                              December 31,          June 30,
                                                  2002               2003
                                                -------- In  Thousands --------
                                                                  (Unaudited)
Paper and printing                               $ 1,599            $    651
Editorials and pictorial                           1,456               1,469
Film and programming costs                           300                 242
                                                 -------            --------
                                                 $ 3,355            $  2,362
                                                 =======            ========


3. Management Charge

Up until the filing of the Bankruptcy Proceeding on August 12, 2003, General Media shared common indirect expenses for the benefit of GMI and affiliated companies, including accounting, personnel, management information systems, employee relations and other administrative services. During the six months ended June 30, 2003, General Media charged GMI $150,000 for these shared expenses. In addition, up until the filing of the Bankruptcy Proceeding, General Media was charged by GMI and its subsidiaries for the benefit of other corporate overhead costs, executive compensation and other costs, which principally relate to office space. During the six months ended June 30, 2003, GMI charged General Media $226,000 for these shared expenses. These allocations were based on factors determined by management of the Company and GMI to be appropriate for the particular item, including estimated relative time commitments of managerial personnel, relative number of employees and relative square footage of all space occupied. Management believes that the allocation method and amounts were reasonable. As part of the DIP Financing, the arrangement has been suspended and replaced by compensation payments to the Company's President / Principal Executive Officer, and the Executive Vice President that may not exceed $41,667 and $12,500 per month, respectively, commencing August 2003.

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


4. (Continued)

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

4. (Continued)

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

4. (Continued)

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

As stated in Note 1 of the Notes to Condensed Consolidated Financial Statements, General Media and the other Debtors filed for protection under Chapter 11 after negotiations with the holders of a majority of the principal amounts of the Holders failed to obtain a waiver of the defaults or to provide working capital for the Company's operations. In August 2003, two of the Holders entered into an agreement with General Media to provide $5,000,000 of DIP Financing with interest at 13% per annum. The Agreement limits the DIP Financing to $3,000,000 until a final financing order is signed by the Bankruptcy Court. The Agreement also limits the amount of advances to the amount of principal projected to be outstanding on a weekly basis as was set forth on a budget provided by General Media on a schedule to the Agreement. Under the Agreement, General Media has drawn down approximately $2,100,000 as of September 19, 2003. The Debtors have

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


4. (Continued)

defaulted on certain covenants related to the DIP Financing and are negotiating with the lenders for waivers. As a result of the Default, no additional advances have been made, the full principal balance of the loan is due and the interest due on the outstanding balance increased to 15% per annum.

5. Mandatorily Redeemable Convertible Preferred Stock

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

The Preferred Stock may be optionally redeemed by General Media during the second year following the Closing Date at a redemption price of $10,000,000 and at increasing premiums of 110%, 115% and 120% during the third, fourth and fifth years, respectively, provided that the Series C Notes are paid in full at or before the time of any redemption. The recorded value net of issuance costs is being accreted up to the redemption value using the effective interest method through the March 29, 2006 mandatory redemption date of the Preferred Stock. The Company recorded $168,000 and $175,000 of such accretion for the six months ended June 30, 2002 and 2003, respectively. The Company also recorded "paid-in-kind" dividends of $706,000 and $804,000 for the six months ended June 30, 2002 and 2003, respectively. Both the accretion of the Preferred Stock and the "paid-in-kind" dividends are reflected in the accompanying financial statements as an increase in Mandatorily Redeemable Convertible Preferred Stock and a decrease in Capital In Excess Of Par Value.

6. Income Taxes

The Company incurred a taxable loss of approximately $2,325,000 for the six months ended June 30, 2003. In addition, the Company has a net operating loss ("NOL") carryover available from the prior year of approximately $2,682,000, which can be used to reduce future taxable income. This NOL will expire in 2022. The income tax provision for the six months ended June 30, 2003 is comprised of state minimum taxes.

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

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6. (Continued)

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

7. (Continued)

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

General Media has fallen behind in making its monthly lease payments on its principal offices in Manhattan. As a result, the landlord has obtained a judgement from the Civil Court of The City Of New York (the "Court") for unpaid rent in the amount of $449,000 and for the right to obtain a warrant of eviction. The landlord's efforts to seek a warrant of eviction have been stayed by the Bankruptcy Proceeding. The Company is in the process of locating alternate facilities while at the same time negotiating with the landlord for a possible settlement of the case. The Company has provided for a fixed asset leasehold improvement impairment charge in the amount of $1,061,000 in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2003 because it is uncertain that the Company will reach an agreement with the landlord and remain in its office facilities to the end of the lease term.

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

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

8. (Continued)

                                                                                           Corporate and
                                                                                            reconciling
                                                 Publishing   Online         Entertainment      items          Consolidated
                                                 ------------------------------ ( in thousands)---------------------------------
Six Months Ended
June 30, 2003
  Revenues from customers
        Circulation                                $11,140                                                       $11,140
        Advertising                                  2,162                                                         2,162
        Online                                                 $3,042                                              3,042
        Entertainment                                                              $739                              739
        Other                                        1,727                                                         1,727
                                                   -------     ------             ------       --------         --------
Total revenue from customers                        15,029      3,042               739                           18,810

   Leasehold Improvement Impairment Charge
                                                                                                  1,061            1,061
  Depreciation and amortization                        160         26                 2                              188
  Income (loss) from operations                      2,114      2,002               392          (3,630)             878
  Interest expense                                      59                                        3,137            3,196
  Interest income                                        4                                                             4
   Segment profit (loss) before income taxes         2,059      2,002               392          (6,767)          (2,314)
  Minority interest                                                                                  11               11
  Segment assets                                     5,870         72               364           4,315           10,621

Six Months Ended
June 30, 2002
  Revenues from customers
        Circulation                                $20,045                                                       $20,045
        Advertising                                  4,045                                                         4,045
        Online                                                 $3,962                                              3,962
        Entertainment                                                              $877                              877
        Other                                        1,353                                                         1,353
                                                   -------     ------             ------       --------         --------
Total revenue from customers                        25,443      3,962               877                           30,282

  Depreciation and amortization                        234         37                 2                              273
  Income (loss) from operations                      8,153      2,242               279          (5,559)           5,115
  Interest expense                                     147                                        3,644            3,791
  Interest income                                        4                                           57               61
  Segment profit (loss) before income taxes          8,010      2,242               279         (8,335)            2,196
  Minority interest                                                                                 (11)             (11)
  Segment assets                                     8,873        156               743           9,583           19,355

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

9. Leasehold Improvement Impairment Charge

The Company has provided for a fixed asset leasehold improvement impairment charge in the amount of $1,061,000 on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2003 because it is uncertain that the Company will reach an agreement with the landlord concerning unpaid rent on its principal office facilities and be able to remain in these facilities to the end of the lease term (See Note 7 of the Notes To Condensed Consolidated Financial Statements).

10. Website Management Agreement

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

Since the Website Agreement was executed in May 2003 and Penthouse Financial LLC had not assumed responsibility for the management of the websites, there was no financial statement impact as a result of the Website Agreement in the accompanying financial statements as of June 30, 2003. The parties to the Website Agreement terminated the Agreement on September 18, 2003.

11. Amendment To Distribution Agreement

On April 15, 2003, General Media signed an amendment to its agreements with its magazine distributor, Curtis Circulation Company ("Curtis") that extended the expiration date of its distribution agreement from November 8, 2005 to November 8, 2009 and eliminated the Company's right to terminate the distribution agreement upon notice, as defined, in return for Curtis's agreement to allow GMI and General Media to repay notes payable owed by GMI in the amount of $3,000,000 and accounts receivable owed by General Media in the amount of $75,000 by payments of $50,000 per month until such time as General Media refinances not less than 50% of its outstanding debt and $125,000 per month thereafter. The amendment also provides for further extensions of the distribution agreement of two months beyond the new expiration date for each month that payments made under the amendment do not equal to $125,000 per month commencing on July 2003. Curtis claims that it may deduct any amounts owed to it by GMI under the agreement from monies owed to General Media under its distribution agreement with Curtis and this claim is disputed by the Debtors. The Company acknowledged that GMI and Robert C. Guccione had made certain guaranties at the foot of the amendment. As of June 30, 2003 Curtis owed General Media $880,000 under its distribution agreement, of which approximately $290,000 has been subsequently collected. As of September 16, 2003 Curtis owed General Media $2,379,000. Collection of this receivable is uncertain because of this claim. In September 2003, Curtis threatened to suspend distribution of General Media's publications and entered into negotiations with General Media to determine the terms under which magazines will be distributed while the Debtors are operating under Chapter 11 protection.

                 Penthouse International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

11. (Continued)

The Indenture governing General Media's Series C Notes restricts the Company from issuing guarantees on any Indebtedness, as defined. The terms of the amendment violated the Indenture covenant restricting the Company from issuing guarantees. The distribution agreement is subject to the Court's jurisdiction in the Bankruptcy Proceeding.

12. Letter Of Intent

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

13. Three For One Stock Split

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

14. Outstanding Shares

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

CHAPTER 11 BANKRUPTCY FILING

The Company is the holder of 99.5% of the common stock of General Media, Inc. (together with its subsidiaries,General Media"). The Company is majority owned by General Media International, Inc. ("GMI"). On August 12, 2003, General Media and its direct and indirect subsidiaries, General Media Art Holding, Inc., General Media Communications, Inc., General Media Entertainment, Inc., General Media (UK), Ltd., GMCI Internet Operations, Inc., GMI On-Line Ventures, Ltd., Penthouse Images Acquisitions, Ltd. and Pure Entertainment Telecommunications, Inc., (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Debtors are managing their properties and operate their businesses as "debtors-in-possession" subject to the supervision and orders of the Bankruptcy Court (Case No. 03-15078) pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. The Debtors are developing but have not filed either a plan of reorganization or a term sheet setting forth material terms of such plan.

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

During the six months ended June 30, 2003, net revenues declined by 37.9%. This decline is primarily attributable to General Media being unable print and distribute Penthouse, Penthouse Letters and Girls of Penthouse magazine during May 2003 and all of our publications in June 2003 (the "Delayed Publications). These delays were caused by General Media's inability, because of liquidity problems, to reach a settlement of past due invoices with its printing contractors, paper suppliers and magazine distributor. Other factors negatively effecting revenue were the weak economy and the impact of the war in Iraq and troop deployment that caused an industry wide decrease in newsstand magazine sales, as well as, the unusually severe weather in many parts of the country during the period.

Management was successful in reducing selling, general and administrative during the six months ended June 30, 2003, by 26.7% as a result of cost reduction measures implemented during 2002 and 2003 and tight controls over cash spending in 2003.

Income from operations decreased 82.8% during the period ended June 30, 2003, primarily as a result of the effect of the lost revenue from delayed issuance of the magazines and an impairment charge for leasehold improvements (the "Impairment") in the amount of $1.1 million during the period ending June 30, 2003 which resulted from an uncertainty that the we would remain in our current principal office to the end of the lease term, partially offset by reduced selling, general and administrative expenses.

Operating margins decreased from 16.9% to 4.7%, in the comparable quarters ending June 30, 2002 and 2003, respectively, primarily as a result of the same factors as the decrease in income from operations.

Net income was $2.2 million for the six months ended June 30, 2002, compared to a net loss of $2.3 million for the six months ended June 30, 2003, a decrease of $4.5 million, primarily as a result of the same factors given above.

EBITDA decreased from $6.2 million to $2.1 million, a decrease of $4.1 million in the comparable quarters.

EBITDA during the six months ended June 30, 2002 and 2003 was as follows:


                                                    EBITDA (1)
                                                    Six Months
                                                      June 30,
                                                    (Unaudited)
                                                2002            2003
                                                ----            ----
       Net income (loss)                         $2.2           $(2.3)
       Adjusted for:
         Leasehold Improvement Impairment
             Charge                                               1.1
          Depreciation                            0.3             0.2
          Interest expense, net                   3.8             3.2
          Other (rounding)                       (0.1)           (0.1)
                                                 ----           -----
                                                 $6.2            $2.1
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

The following table sets forth our selected quarterly data for the six months and three months ended June 30, 2002 and 2003:

                                               Six Months       Three Months
                                                June 30,          June 30,
                                           ----------------   --------------
                                            2002      2003     2002    2003
                                            ----      ----     ----    ----
          Net revenues                     $30.3     $18.8    $16.1    $7.7
          Income from operations             5.1       0.9      3.5     0.4
          Net income (loss)                  2.2     (2.3)      2.5   (1.1)

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

Results of Operations (Three Months Ended June 30, 2003 vs. 2002)

Net Revenues

Total net revenues were $16.1 million for the three months ended June 30, 2002, compared to revenues of $7.7 million for the three months ended June 30, 2003, a decrease of $8.4 million. This decrease was a combination of $7.9 million from our Publishing Segment, $0.1 million from our Entertainment Segment and $0.4 million for the Online Segment.

                                                   Net Revenue
                                                  Three Months
                                                     June 30,
                                               2002            2003
                                               ----            ----
               Publishing Segment              $13.7           $5.8
               Online Segment                    1.9            1.5
               Entertainment Segment             0.5            0.4
                                               -----           ----
                                               $16.1           $7.7
                                               =====           ====

Publishing Segment

The decrease in revenue in the publishing segment was primarily attributable to a decrease in Newsstand revenues, as a result of a decrease in the number of copies of Penthouse magazine and the Affiliate Publications sold. Newsstand revenues decreased $5.2 million, from $8.5 million in 2002 to $3.3 million for the three months ended June 30, 2003. This decrease is primarily attributable to our being unable to distribute the Delayed Publications in the months of May and June described in the Overview above, which was caused by our liquidity problems. In addition, newsstand sales have been adversely affected by the continued weakness in the economy, the impact of the war in Iraq which caused an industry wide decrease in magazine sales, the unusually severe weather in many parts of the country during the first two months of 2003 and by the continued loss of newsstand distribution outlets due to the change in social climate towards men's magazines, advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet, as well as ongoing acquisitions and consolidations of companies in the magazine distribution industry which have for several years resulted in a reduction in the number of outlets carrying our magazines. To attempt to offset this decline, we have implemented special marketing strategies aimed at developing new outlets for our magazines and rewarding growth in sales by distributors.

Advertising revenue represented $1.7 million of the publishing segment revenue decrease, dropping from $2.5 million for the three months ended June 30, 2002 to $0.8 million for the three months ended June 30, 2003. This decrease is primarily attributable to our being unable to distribute the Delayed Publications in the months of May and June 2003. This decrease is also attributable to a decrease in the number of advertising pages sold per issue and a decrease in the average rate per page of advertising pages sold in Penthouse magazine and the Affiliate Publications.

Subscription revenue accounted for $1.3 million of the decrease in our publishing segment, decreasing from $2.2 million for the three months ended June 30, 2002 to $0.9 million for the three months ended June 30, 2003 due primarily to our inability to distribute the Delayed Publications in the months of May and June 2003. In addition, the decrease is partially attributable to a decrease in the number of subscription copies sold per issue as a result of a decrease in the number of subscription acquisition direct mailings done in the current year and a slight decrease in the rate per copy sold of Penthouse magazine.

Revenues from licensing of foreign editions increased from $0.4 million for the three months ended June 30, 2002 to $0.5 million for the three months ended June 30, 2003.

Online Segment

The decrease in revenue in the online segment is primarily attributable to a decrease in revenue from the sale of memberships to the Internet Site of $0.4 million. The decrease in revenue resulted from a decrease in the average price of the memberships sold and a decrease in the number of members as compared to the prior year. Sales of memberships have been adversely affected by the weakness in the economy and declining circulation of the Company's magazines that provide a major source of advertising for the site. In October 2002, we increased the price of memberships to the Internet Site and eliminated some lower priced options in order to increase the average price paid for memberships going forward. We also redesigned the site to add more features and content to make it more appealing to members. These changes have helped to encourage members to retain their memberships for longer periods of time and increase the average price of memberships. However, the increased pricing has also lead to a decrease in the number of members. We expect the average price of memberships to continue to increase as new members are added at the higher prices. We also plan to enter into cross-marketing programs with other web sites to increase the amount of traffic coming to the Internet Site.

Entertainment Segment

The decrease in revenue in the entertainment segment was primarily due to our video business. Revenues of the video business were $0.3 million for the three months ended June 30, 2002 compared to $0.2 million for the three months ended June 30, 2003, a decrease of $0.1 million. Revenues for the three months ended June 30, 2003 were lower due to fewer new movies being produced and released for sale during the last 12 months. The amount of video business revenues earned in each period varies with the timing of new contracts for the production and distribution of movies.

Revenues from the Company's pay-per-call business were $0.1 million for the three months ended June 30, 2002 compared to $0.2 million for the three months ended June 30, 2003, an increase of $0.1 million.

Publishing - production, distribution, pictorial and editorial

Publishing-production, distribution, pictorial and editorial expenses were $6.2 million and $2.8 million for the three months ended June 30, 2002 and 2003, respectively, a decrease of $3.4 million. The decrease is primarily due to our inability to print and distribute the Delayed Publications in the months of May and June 2003, as explained above. In September, 2003, the distributor of our magazines has threatened to suspend distribution of General Media's publications and entered into negotiations with General Media to determine the terms under which magazines will be distributed while the Debtors are operating under Chapter 11 protection.

Paper costs were $2.1 million and $0.9 million for the three months ended June 30, 2002 and 2003, respectively, representing $1.2 million of the decrease. Printing costs were $2.3 million for the three months ended June 30, 2002, compared to $0.9 million for the three months ended June 30, 2003, representing $1.4 million of the decrease. These decreases are primarily the result of our being unable to distribute the Delayed Publications in the months of May and June 2003, as explained above. In addition, the decreases were the result of negotiating reductions in the price of paper and printing costs, by changing the grades of paper used to produce the magazines and by changing their design to improve production efficiencies.

Distribution costs were $1.1 million and $0.5 million for the three months ended June 30, 2002 and 2003, respectively, a decrease of $0.6 million. The decrease is primarily the result of our being unable to distribute the Delayed Publications in the months of May and June 2003, as explained above

Pictorial and editorial costs were $0.7 million and $0.4 million for the three months ended June 30, 2002 and 2003, respectively, a decrease of $0.3 million. The decrease is primarily the result of our being unable to distribute the Delayed Publications in the months of May and June 2003, as explained above.

Online - direct costs

Direct costs for the online segment were $26,000 and $15,000 for the three months ended June 30, 2002 and 2003, respectively, a decrease of $11,000. The decrease is primarily attributable to a decrease in fees paid to content providers.

Entertainment - direct costs

Entertainment direct costs were $0.2 million for the three months ended June 30, 2002 and $0.1 million for the three months ended June 30, 2003.

Selling, general and administrative

Selling, general and administrative expense was $5.8 million for the three months ended June 30, 2002, compared to $4.5 million for the three months ended June 30, 2003, a decrease of $1.3 million. The decrease is primarily due to a decrease in salaries and benefits of $0.4 million, subscription acquisition expenses of $0.3 million, legal expense of $0.3 million, bank charges of $0.1 million, rent expense of $0.1 million, promotional expense of $0.1 million and fulfillment expense of $0.1 million. This was partially offset by an increase in insurance expense of $0.1 million for the three months ended June 30, 2003.

Selling, general and administrative expenses for the Publishing Segment were $2.5 million for the three months ended June 30, 2002, compared to $2.0 million for the three months ended June 30, 2003, a decrease of $0.5 million. The decrease is primarily due to a decrease in subscription acquisition expenses of $0.3 million, fulfillment expense of $0.1 million and promotional expense of $0.1 million during the three months ended June 30, 2003.

Selling general and administrative expenses for the online segment were $0.7 million for the three months ended June 30, 2002, compared to $0.5 million for the three months ended June 30, 2003, a decrease of $0.2 million. The decrease is primarily attributable to a decrease in salaries and benefits of $0.1 million and bank charges of $0.1 million during the three months ended June 30, 2003.

Selling, general and administrative expenses for the entertainment segment were $0.1 million for both the three months ended June 30, 2002 and June 30, 2003, respectively.

Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $2.7 million for the three months ended June 30, 2002, compared to $2.0 million for the three months ended June 30, 2003, a decrease of $0.7 million. This decrease is primarily attributable to decreased salaries and benefits of $0.4 million, legal expense of $0.3 million, and rent expense of $0.1 million. This decrease was partially offset by an increase in insurance expense of $0.1 million for the three months ended June 30, 2003.

Bad debt expense

Bad debt expense was $0.1 million for the three months ended June 30, 2002, compared to recoveries of bad debts of $0.1 million for the three months ended June 30, 2003, an decrease of $0.2 million. The decrease is primarily due to collections of subscription receivables that had previously been reserved for, as their collectability was uncertain.

Rent expense from affiliated companies

Rent expense from affiliated companies represents charges from an affiliated company for our use of the affiliate's facilities. The charge is based upon our proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.2 million and $0.1 million for the three months ended June 30, 2002 and 2003, respectively.

Depreciation and amortization

Depreciation and amortization expense was $0.1 million for both the three months ended June 30, 2002, and June 30, 2003, respectively.

Income from operations

As a result of the above-discussed factors, income from operations was $3.5 million for the three months ended June 30, 2002, compared to $0.4 million for the three months ended June 30, 2003.

Interest expense

Interest expense was $1.8 million for the three months ended June 30, 2002, compared to $1.5 million for the three months ended June 30, 2003, a decrease of $0.3 million. This decrease is due to a decrease in the total outstanding principal amount of General Media's Series C Notes.

Gain of sale of officer's life insurance

For the three months ended June 30, 2002 we recognized a gain of $0.8 million on the sale of certain insurance polices on the life of our principal shareholder.

Interest income

Interest income was $23,000 for the three months ended June 30, 2002, compared to $2,000 for the three months ended June 30, 2003, a decrease of $21,000. The decrease is due to a decrease in the amount of cash available for investment during the current year.

Income before the provision for income taxes

As a result of the above discussed factors, income before income tax expense for the three months ended June 30, 2002 was $2.5 million, compared to a loss before income tax expense of $1.1 million for the three months ended June 30, 2003.

Results of Operations (Six Months Ended June 30, 2003 vs. 2002)

Net Revenues

Total net revenues were $30.3 million for the six months ended June 30, 2002, compared to revenues of $18.8 million for the six months ended June 30, 2003, a decrease of $11.5 million. This decrease was a combination of $10.5 million from our Publishing Segment, $0.1 million from our Entertainment Segment and $0.9 million for the Online Segment.

                                                     Net Revenue
                                                     Six Months
                                                       June 30,
                                                 --------------------
                                                 2002            2003
                                                 ----            ----
        Publishing Segment                       $25.5          $15.0
        Online Segment                             3.9            3.0
        Entertainment Segment                      0.9            0.8
                                                 -----          -----
                                                 $30.3          $18.8
                                                 =====          =====

Publishing Segment

The decrease in revenue in the publishing segment was primarily attributable to a decrease in Newsstand revenues, as a result of a decrease in the number of copies of Penthouse magazine and the Affiliate Publications sold. Newsstand revenues decreased $6.9 million, from $15.7 million in 2002 to $8.8 million for the six months ended June 30, 2003. This decrease is primarily attributable to our being unable to distribute the Delayed Publications in the months of May and June 2003, as explained above, the continued weakness in the economy, the impact of the war in Iraq which caused an industry wide decrease in magazine sales, the unusually severe weather in many parts of the country during the first two months of 2003 and by the continued loss of newsstand distribution outlets due to the change in social climate towards men's magazines, advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet, as well as ongoing acquisitions and consolidations of companies in the magazine distribution industry which have for several years resulted in a reduction in the number of outlets carrying our magazines. To attempt to offset this decline, we have implemented special marketing strategies aimed at developing new outlets for our magazines and rewarding growth in sales by distributors.

Over the last several years, the number of newsstand copies of Penthouse magazine and the Affiliate Publications sold per issue has been decreasing. From June 30, 1999 to June 30, 2003, Penthouse magazine and the Affiliate Publications domestic average monthly newsstand circulation decreased by 59%. The decrease in circulation was due to our inability to distribute the Delayed Publications in the months of May and June 2003, as explained above, the impact of the war in Iraq which caused an industry wide decrease in magazine sales, the unusually severe weather in many parts of the country during the first two months of 2003, the loss of several newsstand distribution outlets due to the change in the social climate towards men's magazines, advances in electronic technology, as outlined above, and ongoing acquisitions and consolidations of companies in the magazine distribution industry. Newsstand sales during 2003 have also been negatively impacted by the economic recession that began in 2001 and the failure of the economy to make a significant recovery during 2002 and 2003. We have raised the cover prices of the magazines and reduced production costs to partially offset the decline in newsstand circulation. We are attempting to increase newsstand sales though the use of special marketing strategies we have implemented aimed at developing new outlets for its magazines and rewarding growth in sales by distributors. We employ a direct newsstand sales force to call on wholesalers and retailers to promote our magazines and to provide information back to our corporate office on the success of our marketing efforts. However our newsstand sales have fallen below that of the prior year due to the negative factors listed above and the weakness of the economy over the past few years that has resulted in an increase in the number of bankruptcies or near bankruptcies of companies within the magazine distribution system. As stated in Note 4 to the Notes to Condensed Consolidated Financial Statements and the debt section of this management discussion and analysis, the Debtors have defaulted on certain covenants related to the DIP Financing which has resulted in a suspension of further advances under the DIP Financing and has caused further delays in the printing of magazines because of the need to negotiate with the printer, paper suppliers and magazine distributor concerning methods of payment. In September 2003, the Company's magazine distributor threatened to suspend distribution of its publications and entered into negotiations with the Company to determine the terms under which magazines will be distributed while the Company is operating under Chapter 11 protection. We therefore expect newsstand sales for the third and fourth quarters and the year to be lower than the prior year as a result of these factors.

Advertising revenue represented $2.2 million of the publishing segment revenue decrease, dropping from $4.4 million for the six months ended June 30, 2002 to $2.2 million for the six months ended June 30, 2003. This decrease is attributable to a decrease in the number of advertising pages sold and a decrease in the average rate per page of advertising pages sold in Penthouse magazine and the Affiliate Publications.

Advertising revenue for the first six months of 2003 was adversely affected by inability to distribute the Delayed Publications in the months of May and June 2003, as explained above The advertising revenues of Penthouse magazine and the Affiliate Publications have been declining over the past several years. The primary reason for the decrease in advertising revenue has been the decrease in the average monthly circulation of our magazines, which has the effect of decreasing advertising rates and making our magazines less attractive to advertisers. In addition, many advertisers scaled back advertising in Penthouse magazine during 2002 and the early part of 2003 as a result of the continuing weakness in the economy, and many cigarette companies have either suspended or scaled back advertising in magazines as a result of increased pressure from regulatory agencies and concerns over litigation against tobacco companies. There has also been a steady decrease in pay-per-call advertising over the past several years as competition in the pay-per-call industry has caused rates per minute to decrease and as pay-per-call services have attracted less of an audience in recent years. In addition, the delays in the distribution of the magazines and negative affects of our Chapter 11 bankruptcy filing on customer goodwill have adversely affected our sales efforts. We are also pursuing advertisers in many other industries in an attempt to improve our advertising revenue. We believe, however, that due to the above mentioned negative factors, 2003 advertising revenues will fall below 2002 revenue.

Subscription revenue accounted for $1.7 million of the decrease in our publishing segment, decreasing from $4.0 million for the six months ended June 30, 2002 to $2.3 million for the six months ended June 30, 2003. The decrease is attributable to a decrease in the number of subscription copies sold per issue as a result of a decrease in the number of subscription acquisition direct mailings done in the current year, and by a slight decrease in the rate per copy sold of Penthouse magazine. This was partially offset by a slight increase in the rate per copy sold of the Affiliate Publications.

We have experienced a steady decline in the number of sales of subscription copies of Penthouse magazine and the Affiliate Publications over the past several years. We believe the reasons for the decrease are similar to the reasons for the declining newsstand sales. Subscription revenue also decreased as a result of a decrease in the number of subscription acquisition direct mailings done over the past two years. In the first quarter of 2003 we decreased the subscription prices of the magazines in an effort to attract more subscribers and we have elected to delay subscription direct mailings that had been planned for the first half of 2003 due to our liquidity problems. The level of expected revenue from subscriptions is heavily dependent on the number of subscription acquisition direct mailings done during the year. We also expect a decrease in new customer orders as a result of the delays in the distribution of the magazines mentioned above and the negative affects of our Chapter 11 bankruptcy filing on customer goodwill, although the impact of these factors is not yet known. We therefore expect subscription revenues to fall below that of 2002. Also, the 11.6% increase in postal rates that went into effect in July 2002 is expected to reduce the profitability of subscription sales by approximately $350,000 on an annualized basis.

Revenues from licensing of foreign editions increased from $0.8 million for the six months ended June 30, 2002 to $1.0 million for the six months ended June 30, 2003.

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

Online Segment

The decrease in revenue in the online segment is primarily attributable to a decrease in revenue from the sale of memberships to the Internet Site of $0.8 million. The decrease in revenue resulted from a decrease in the average price of the memberships sold and a decrease in the number of members as compared to the prior year. Sales of memberships have been adversely affected by the weakness in the economy, declining circulation of the Company's magazines that provide a major source of advertising for the site and the war in Iraq, that is believed to have temporarily taken attention away from the site. In October 2002, we increased the price of memberships to the Internet Site and eliminated some lower priced options in order to increase the average price paid for memberships going forward. We also redesigned the site to add more features and content to make it more appealing to members. These changes have helped to encourage members to retain their memberships for longer periods of time and increase the average price of memberships. However, the increased pricing has also lead to a decrease in the number of members. We expect the average price of memberships to continue to increase as new members are added at the higher prices. We also plan to enter into cross-marketing programs with other web sites to increase the amount of traffic coming to the Internet Site.

Revenues from the online segment, which began declining during 2001, primarily as a result of the use of more aggressive credit card validation methods required to comply with Visa's requirements, continued to decline in 2002 as a result of decreases in the pricing of its memberships. As explained above, revenue has decreased in the first six months of 2003 as compared to the prior year. Revenue in the third quarter has been negatively impacted by temporary disruptions in operations caused by problems with vendors and service providers because of past due invoices as a result of our liquidity problems and subsequent bankruptcy filing, as well as weakness in the economy which has caused revenue to fall below that of the prior year. Revenue in the fourth quarter of 2003 will depend on the strength of the economy during the remainder of 2003, which is uncertain at this time and our ability to maintain normal operations while we develop, obtain approval for and implement a reorganization plan under Chapter 11 of the Bankruptcy Code. Visa has recently announced a tightening of its chargeback limits effective October 1, 2003. We do not believe we will need to improve our validation methods any further to meet the new requirements and the change will have no material effect on the sales of memberships to the Internet Site. However, Visa has the right to modify the maximum allowable chargeback level at any time. Should Visa decide to reduce the maximum chargeback level, we may need to intensify our validation methods further to meet the new requirements, which would result in a decrease in the number of customers who would be accepted as members of the Internet Site. MasterCard established its own regulations for maximum chargeback and refund levels that went into effect in April 2002. Our chargeback and refund levels have remained well within those required by MasterCard's regulations and these regulations have had no material effect on the sales of memberships to the Internet Site. There is also the possibility that one or more of the credit card companies may decide to stop processing adult on-line internet transactions altogether, which most likely would result in a decrease in online revenues. We believe revenues from the advertising banners in the Internet Site for 2003 will fall below that of 2002. However we have added several links to other sites in place of traditional ads, that are generating revenue roughly equivalent to the amounts generated by traditional advertisements sold in the prior year. The revenue from these links is expected to offset any decline experienced from the decrease in advertising banners. Revenue from the online store in 2003 is expected to remain fairly consistent with that of 2002.

Entertainment Segment

The decrease in revenue in the entertainment segment was primarily due to our video business. Revenues of the video business were $0.6 million for the six months ended June 30, 2002 compared to $0.4 million for the six months ended June 30, 2003, a decrease of $0.2 million. Revenues for the six months ended June 30, 2003 were lower due to fewer new movies being produced and released for sale during the last 12 months. The amount of video business revenues earned in each period varies with the timing of new contracts for the production and distribution of movies.

Revenues from the Company's pay-per-call business were $0.3 million for both the six months ended June 30, 2002 and 2003, respectively.

Revenues from the Entertainment Segment have been declining over the past few years as a result of decreases in our video business revenues and demand for pay-per-call services. Our video business revenues for the six months ended June 30, 2003 have decreased over the prior year for the reasons stated above. We are in the process of establishing new business relationships to increase our video business revenue for 2003 and thereafter. However results for 2003 will depend on how quickly we are able to reach agreements with prospective partners in producing and distributing the movies, the timing of the movie releases and our ability to maintain normal operations while we develop, obtain approval for and implement a reorganization plan under Chapter 11 of the Bankruptcy Code. We are also working with our pay-per-call service provider to increase the revenue of the pay-per-call business through improved marketing and coordination efforts by the two companies.

Publishing - production, distribution, pictorial and editorial

Publishing-production, distribution, pictorial and editorial expenses were $11.6 million and $7.3 million for the six months ended June 30, 2002 and 2003, respectively, a decrease of $4.3 million. The decrease is primarily due to our being unable to distribute the Delayed Publications in the months of May and June 2003, as explained above.

Paper costs were $4.0 million and $2.4 million for the six months ended June 30, 2002 and 2003, respectively, representing $1.6 million of the decrease. Printing costs were $4.2 million for the six months ended June 30, 2002, compared to $2.7 million for the six months ended June 30, 2003, representing $1.5 million of the decrease. These decreases are primarily the result of our being unable to distribute the Delayed Publications in the months of May and June 2003, as explained above. In addition, the decreases were the result of negotiating reductions in the price of paper and printing costs, by changing the grades of paper used to produce the magazines and by changing their design to improve production efficiencies.

Distribution costs were $2.0 million and $1.3 million for the six months ended June 30, 2002 and 2003, respectively, a decrease of $0.7 million. These decreases are primarily the result of our being unable to distribute the Delayed Publications in the months of May and June 2003, as explained above.

Pictorial and editorial costs were $1.4 million and $1.0 million for the six months ended June 30, 2002 and 2003, respectively, a decrease of $0.4 million. These decreases are primarily the result of our being unable to distribute the Delayed Publications in the months of May and June 2003, as explained above.

We have been steadily reducing our publishing-production, distribution and editorial expenses over the past several years by reducing the number of copies printed, reducing the number of pages per issue, negotiating reductions in paper and printing costs. We have also changed the grades of paper used to produce the magazines and changing their design to improve production efficiencies. We expect these expenses to fall below that of 2002 as a result of the our being unable to distribute the Delayed Publications in the months of May and June 2003, due to the cost saving measures taken during 2002 and further reductions in the number of copies printed, partially offset by increases in printing costs as a result of increases for inflation contained in contracts with our printers. Paper prices are expected to remain stable for the near future. However, paper prices tend to be volatile and a large increase in prices could have a material adverse affect on our cash flows and profitability.

Online - direct costs

Direct costs for the online segment were $84,000 and $36,000 for the six months ended June 30, 2002 and 2003, respectively, a decrease of $48,000. The decrease is primarily attributable to a decrease in fees paid to content providers of $57,000, partially offset by an increase in expenditures for content purchased for the Internet Site of $9,000 for the six months ended June 30, 2003. Direct costs are expected to increase at about the same rate as inflation in future years.

Entertainment - direct costs

Entertainment direct costs were $0.4 million for the six months ended June 30, 2002 and $0.2 million for the six months ended June 30, 2003, a decrease of $0.2 million. The decrease in entertainment direct costs was due to lower levels of production of films during the first six months of 2003. Direct costs for the remainder of 2003 are expected to increase due to increased levels of production of films and inflation.

Selling, general and administrative

Selling, general and administrative expense was $12.4 million for the six months ended June 30, 2002, compared to $9.0 million for the six months ended June 30, 2003, a decrease of $3.4 million. The decrease is primarily due to a decrease in salaries and benefits of $1.6 million, subscription acquisition expenses of $0.8 million, legal expense of $0.4 million, bank charges of $0.1 million, rent expense of $0.1 million, data processing expenses of $0.1 million, service contract expense of $0.1 million, security expense of $0.1 million, commission expense of $0.1 million, and promotional expense of $0.1 million. This was partially offset by an increase in meals and travel expense of $0.1 million for the six months ended June 30, 2003.

Selling, general and administrative expenses for the Publishing Segment were $5.5 million for the six months ended June 30, 2002, compared to $4.2 million for the six months ended June 30, 2003, a decrease of $1.3 million. The decrease is primarily due to a decrease in subscription acquisition expenses of $0.8 million, salaries and benefits of $0.3 million, commission expense of $0.1 million, and promotional expense of $0.1 million during the six months ended June 30, 2003.

Selling general and administrative expenses for the online segment were $1.6 million for the six months ended June 30, 2002, compared to $1.0 million for the six months ended June 30, 2003, a decrease of $0.6 million. The decrease is primarily attributable to a decrease in salaries and benefits of $0.4 million, bank charges of $0.1 million and data processing expense of $0.1 million during the six months ended June 30, 2003.

Selling, general and administrative expenses for the entertainment segment were $0.2 million for both the six months ended June 30, 2002 and June 30, 2003, respectively.

Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $5.3 million for the six months ended June 30, 2002, compared to $3.8 million for the six months ended June 30, 2003, a decrease of $1.5 million. This decrease is primarily attributable to decreased salaries and benefits of $0.9 million, legal expense of $0.4 million, security expense of $0.1 million, service contract expense of $0.1 million and rent expense of $0.1 million. This decrease was partially offset by an increase in meal and travel expense of $0.1 million for the six months ended June 30, 2003.

In future years we expect selling, general and administrative expenses to increase at about the same rate as inflation.

Leasehold improvement impairment charge

We provided for a leasehold improvement impairment charge of $1.1 million for the six months ended June 30, 2003 because it is uncertain that we will be able to reach an agreement with our landlord concerning unpaid rent on our principal office facilities and be able to remain in these facilities to the end of the lease term.

Bad debt expense

Bad debt expense was $0.1 million for the six months ended June 30, 2002, compared to recoveries of $0.2 million for the six months ended June 30, 2003, a decrease of $0.3 million. The decrease is primarily due to lower reserves for advertising accounts receivable of $0.2 million due to decreased advertising revenue during 2003 and collections of subscription receivables of $0.1 million that had previously been reserved for as their collectability was uncertain.

Rent expense from affiliated companies

Rent expense from affiliated companies represents charges from an affiliated company for our use of the affiliate's facilities. The charge is based upon our proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.3 million and $0.2 million for the six months ended June 30, 2002 and 2003, respectively.

Depreciation and amortization

Depreciation and amortization expense was $0.3 million for the six months ended June 30, 2002, compared to $0.2 million for the six months ended June 30, 2003, a decrease of $0.1 million. The decrease was due to decreased spending on fixed assets.

Income from operations

As a result of the above-discussed factors, income from operations was $5.1 million for the six months ended June 30, 2002 as compared to a loss of $0.9 million for the six months ended June 30, 2003.

Interest expense

Interest expense was $3.8 million for the six months ended June 30, 2002, compared to $3.2 million for the six months ended June 30, 2003, a decrease of $0.6 million. This decrease is due to a decrease in the total outstanding principal amount of General Media's Series C Notes.

Gain of sale of officer's life insurance

For the six months ended June 30, 2002 we recognized a gain of $0.8 million on the sale of certain insurance polices on the life of our principal shareholder.

Interest income

Interest income was $61,000 for the six months ended June 30, 2002, compared to $4,000 for the six months ended June 30, 2003, a decrease of $57,000. The decrease is due to a decrease in the amount of cash available for investment during the current year.

Income before the provision for income taxes

As a result of the above discussed factors, income before income tax expense for the six months ended June 30, 2002 was $2.2 million, compared to a loss before income tax expense of $2.3 million for the six months ended June 30, 2003.

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

At June 30, 2002, we had $0.5 million in cash and cash equivalents, as compared to $0.4 million at June 30, 2003, a decrease of $0.1 million. During the six months ended June 30, 2003 there was a net increase in cash and cash equivalents of $0.2 million. The increase was due to $1.7 million in cash provided by operations and $1.6 million in collections from affiliated companies, partially offset by $3.2 million in mandatory principal payments for General Media's Series C Notes. At June 30, 2003, our current liabilities exceeded current assets by $58.8 million.

As of March 31, 2003, General Media was required to make principal and interest payments on its Series C Notes totaling $3.5 million. On April 14, 2003, the Indenture trustee issued a notice of default with respect to the principal payment. On April 15 and 16, 2003, General Media transferred additional funds (including $0.2 million made available through the repayment of an intercompany balance from GMI) and has fully paid the $2.0 million principal amount. A required interest payment in the amount of $1.5 million was not made timely. As a result, the Series C Notes became callable. On May 14, 2003, General Media and the Holders completed a letter agreement in which the Holders granted an extension of time for the payment of the overdue interest to May 30, 2003 in return for certain collateral and a guaranty from GMI (See Note 4 of the Notes to Condensed Consolidated Financial Statements). General Media paid the overdue interest on June 3, 2003, but failed to comply with several requirements of the letter agreement.

General Media also did not make a required principal payment in the amount of $1.3 million and a required interest payment of $48,000 that was due on June 29, 2003, did not make a required interest payment on the Series C Notes of $1.4 million that was due on June 30, 2003 and has not yet delivered quarterly financial statements for the period ending March 31, 2003 and June 30, 2003 (the "Financial Statements) to the holders of the Series C Notes as required by the indenture (the "Indenture") defining the relative rights of General Media and the Note holders. On July 3, 2003, the holders of a majority of the principal amounts of the Series C Notes (the "Holders") sent a notice to General Media advising it of the failure to make the required interest payment due on June 30, 2003, the failure to make required principal payment of $1.3 million that was due on June 29, 2003 and the failure to deliver the required Financial Statements. On July 8, 2003, the trustee issued a notice of event of default with respect to the principal payment and the Series C Notes became callable. The Series C Notes require interest payments of $5.7 million (including the unpaid interest) and principal payments of $39.9 million during the next twelve months plus default interest.

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

Cash flows from operating activities

Net cash used in operating activities was $0.8 million for the six months ended June 30, 2002, compared to net cash provided by operating activities of $1.7 million for the six months ended June 30, 2003. The primary reason for the increase in cash flow from operating activities for the six months ended June 30, 2003 was the net loss for the six months, adjusted for increased collections of advances from our magazine distributor due to the timing of magazine distribution dates, decreased paper inventories and an increase in accounts payable due to the timing of payments to vendors. The net cash provided by operating activities for the six months ended June 30, 2002, was derived by adjusting the net income for the period by a significant decrease in accounts payable due to the timing of payments to vendors and decreases in deferred revenues. This was partially offset by a decrease in inventories, prepaid insurance and spending on subscription acquisition drives during the six months ended June 30, 2002.

Cash flows from investing activities

Cash flows provided by investing activities were $0.9 million for the six months ended June 30, 2002. The cash provided by investing activities was the result of the sale of certain officer's life insurance policies to an unrelated third party

Cash flows from financing activities

Cash flows used in financing activities were $2.1 million for the six months ended June 30, 2002, compared to cash flows used in financing activities of $1.6 million for the six months ended June 30, 2003. Cash used in financing activities for the six months ended June 30, 2003 was the result of payments of $3.2 million in mandatory principal payments for General Media's Series C Notes, partially offset by collections from GMI of $1.6 million. Cash used in financing activities for the six months ended June 30, 2002 was the result of $2.2 million in mandatory principal payments for General Media's Series C Notes and $0.9 million of advances to GMI, partially offset by $1.0 million in cash received in repayment of a loan from our principal shareholder.

Affiliated company advances at June 30, 2003 decreased $1.5 million from December 31, 2002. Up until the filing of the Bankruptcy Proceeding on August 12, 2003, General Media shared common indirect expenses for the benefit of GMI and affiliated companies, including accounting, personnel, management information systems, employee relations and other administrative services. During the six months ended March 31, 2003, General Media charged GMI $0.2 million for these shared expenses. In addition, up until the filing of the Bankruptcy Proceeding, General Media was charged by GMI and its subsidiaries for the benefit of other corporate overhead costs, executive compensation and other costs, which principally relate to office space. During the six months ended June 30, 2003, GMI charged General Media $0.4 million for these shared expenses. These allocations were based on factors determined by management of the Company and GMI to be appropriate for the particular item, including estimated relative time commitments of managerial personnel, relative number of employees and relative square footage of all space occupied. Management believes that the allocation method and amounts were reasonable. As part of the DIP Financing, the arrangement has been suspended and replaced by compensation payments to our President / Principal Executive Officer, and the Executive Vice President that may not exceed $41,667 and $12,500 per month, respectively, commencing August 2003.

DEBT

Our debt includes General Media's Series C Notes, which are collateralized by substantially all of our assets. The Series C Notes, which bear interest at a rate of 15% per annum, have a maturity date of March 29, 2004. As of June 30, 2003, General Media's unpaid principal balance on the Series C Notes was approximately $39.9 million.

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

On September 13, 2002, General Media submitted a business plan to the Holders for approval in accordance with the requirements of the Third Supplemental Indenture. The Holders notified us that they had accepted the business plan effective October 4, 2002. On November 12, 2002, General Media and the Holders entered into the Fourth Supplemental Indenture to incorporate the Financial Covenants into the Indenture. As of June 30, 2003, we were unable to comply with the Financial Covenants.

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

In connection with an amendment to the Distribution Agreement between Curtis Circulation Company ("Curtis") and the Debtors, Curtis claims it may deduct any amounts owed to it by GMI under the Agreement from monies owed to General Media under its distribution agreement with Curtis and the Debtors dispute this claim. The Company acknowledged at that GMI and Robert C. Guccione had made certain guaranties at the foot of the amendment.


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

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment. The following table summarizes all commitments under contractual obligations as of June 30, 2003:


                                   -----------------Obligations due-------------
                                     Total      1       2-3      4-5     Over 5
                                     Amount    Year    Years    Years    Years
                                   -----------------(In millions)---------------
  Senior Secured Notes                $39.9   $39.9     $  -    $  -      $  -
  Operating Leases                     11.3     1.9      3.7     3.8       1.9
  Other Long-Term Liabilities           0.7     0.2      0.3     0.2         -
  Total Cash Obligations              $51.9   $42.0     $4.0    $4.0      $1.9

  Interest On Senior Secured Notes    $ 5.7   $ 5.7     $  -    $  -      $  -

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

Among other matters, we sought in our Controls Evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financials statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures. The Company is continuing to evaluate errors in procedure which led up to the unauthorized initial filing of the Quarterly report for the period ended March 31, 2003 on May 23, 2003 containing financial statements having inaccuracies and without the completion of a review of the Company's principal independent auditor. Based on this evaluation, the Company will attempt to improve its Disclosure Controls.

The President notes that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, and no corrective actions were required or taken with regard to significant deficiencies and material weaknesses.

Based upon the Controls Evaluation, our President has concluded that there are serious and material weaknesses in our Disclosure Controls which will have to modified going forward. However, the existing Disclosure Controls when combined with further investigation were found to be effective to ensure that material information relating to the Company's financial statements and its consolidated subsidiaries contained in this report was made known to management, including the President.

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

General Media has fallen behind in making its monthly lease payments on its principal offices in Manhattan. As a result, the landlord has obtained a judgement from the Civil Court of The City Of New York (the "Court") for unpaid rent in the amount of $0.4 million and for the right to obtain a warrant of eviction. The landlord's efforts to seek a warrant of eviction have been stayed by the Bankruptcy Proceeding. The Company is in the process of locating alternate facilities while at the same time negotiating with the landlord for a possible settlement of the case. The Company has provided for a fixed asset leasehold improvement impairment charge in the amount of $1.1 million in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2003 because it is uncertain that the Company will reach an agreement with the landlord and remain in its office facilities to the end of the lease term.

There are various lawsuits claiming amounts against the Company. While the outcome of these matters is currently not determinable, it is the opinion of the Company's management that the ultimate liabilities, if any, from the outcome of these cases will not have a material effect on the Company's financial statements.

Unless modified by the Bankruptcy Court, pursuant to the automatic stay provision of Section 362 of the Bankuptcy Code, all of the above described pre-petition legal proceedings against the Debtors are currently stayed.

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

General Media also did not make a required principal payment in the amount of $1.3 million and a required interest payment of $48,000 that was due on June 29, 2003, did not make a required interest payment on the Series C Notes of $1.4 million that was due on June 30, 2003. As of August 12, 2003 the total amount due is $2.9 million.

Following additional defaults and failed negotiations with the holders of the Series C Notes, General Media, together with certain of its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code on August 12, 2003.

In addition General Media has defaulted on certain covenants related to the DIP Financing as more fully described above, in Notes 1 and 4 of the Notes to Condensed Consolidated Financial Statements and in Item 2, Management's discussion and analysis of financial condition and results of operations under "Chapter 11 Bankruptcy Filing".

Item 6. Exhibits and Reports on Form 8-K

         (a) The exhibits listed in the "Exhibit Index" are filed as part of this report.

         (b)      Reports on Form 8-K.

                  1. Form 8-K dated May 29, 2003 filed May 30, 2003 reporting under Item 4 "Changes In Registrant's Certifying Accountants," the resignation of Eisner LLP and engagement of Weinberg & Co., P.A. as the registrant's independent certified public accountants, and related exhibits under Item 7 "Financial Statements and Exhibits, as amended June 16, 2003."

                  2. Form 8-K dated June 30, 2003 and filed June 13, 2003 reporting under Item 5 "Other Events," an informal SEC investigation and the identification of defects in the registrant's Form 10-Q for the period ended March 31, 2003.

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