Form 10-Q
period 2003-09-30
PENTHOUSE INTERNATIONAL INC
filed 2003-12-11
CIK 1164123

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:   333-83448

                          PENTHOUSE INTERNATIONAL, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

        FLORIDA                                               65-1158257
---------------------------                              --------------------
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

                                                                  YES [ ] NO [X]

As of December 1, 2003, there were 184,690,000 shares outstanding of the Registrant's common stock.

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
PART I-FINANCIAL INFORMATION

     Item 1.  Financial Statements                                             3

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                      28

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      54

     Item 4.  Controls and Procedures                                         54

PART II- OTHER INFORMATION

     Item 1.  Legal Proceedings                                               56

     Item 2.  Changes in Securities and Use of Proceeds                       57

     Item 3.  Defaults Upon Senior Securities                                 59

     Item 5.   Other Events                                                   60

     Item 6.  Exhibits and Reports on Form 8-K                                63

Signatures                                                                    64


ITEM 1. FINANCIAL STATEMENTS
---------------------------------------

                                          PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                      (AMOUNTS IN THOUSANDS)

                                                                  NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                           ---------------------------------    -------------------------------
                                                                2002              2003              2002             2003
                                                           ---------------   ---------------    --------------   --------------
NET REVENUE                                                $       42,120    $       26,971     $      11,838    $       8,161
                                                           ---------------   ---------------    --------------   --------------

COSTS AND EXPENSES
     Publishing - production, distribution and editorial           16,744             9,743             5,113            2,416
     Entertainment and online                                         637               420               195              215
     Selling, general and administrative                           18,152            13,691             5,742            4,594
     Loss on impairment of assets                                                     2,153                              1,092
     Bad debt expense                                                 339               285               261              446
     Rent expense from affiliated companies                           430               243                97               28
     Depreciation                                                     399               255               126               67
                                                           ---------------   ---------------    --------------   --------------

                       Total costs and expenses                    36,701            26,790            11,534            8,858
                                                           ---------------   ---------------    --------------   --------------

                       Income (loss) from operations                5,419               181               304             (697)
                                                           ---------------   ---------------    --------------   --------------

OTHER INCOME (EXPENSE)
     Interest expense                                              (5,571)           (3,910)           (1,780)            (714)
     Reorganization expenses                                                           (945)                              (945)
     Gain on forgiveness of debt                                                        210                                210
     Debt restructuring expenses                                                       (142)                              (142)
     Interest income                                                   65                 3                 4               (1)
     Gain on sale of officer's life insurance                         811
                                                           ---------------   ---------------    --------------   --------------

                       Total other income (expense), net           (4,695)           (4,784)           (1,776)          (1,592)
                                                           ---------------   ---------------    --------------   --------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                       724            (4,603)           (1,472)          (2,289)

     Income tax expense / (benefit)                                    18              (813)                5             (825)
                                                           ---------------   ---------------    --------------   --------------

     Income (loss) before minority interest                           706            (3,790)           (1,477)          (1,464)

     Minority interest                                                 (4)               17                 7                5
                                                           ---------------   ---------------    --------------   --------------

     Net income (loss)                                                702            (3,773)           (1,470)          (1,459)

     "Paid in kind" dividends on mandatorily redeemable
     preferred stock, net of minority interest                     (1,086)           (1,232)             (377)            (428)

     Accretion of mandatorily redeemable preferred stock
      to its liquidation preference, net of minority interest        (255)             (265)              (86)             (89)
                                                           ---------------   ---------------    --------------   --------------

                       Net loss applicable to common stock          ($639)          ($5,270)          ($1,933)         ($1,976)
                                                           ===============   ===============    ==============   ==============

     Net loss per common share, basic and diluted                  ($0.01)           $(0.03)           ($0.02)          ($0.01)
                                                           ===============   ===============    ==============   ==============

     Weighted average number of shares, basic and diluted     127,560,000       151,690,000       127,560,000      151,690,000
                                                           ===============   ===============    ==============   ==============

                                     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                3


                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                        DECEMBER 31,  SEPTEMBER 30,
                                                                           2002           2003
                                                                       -------------  --------------
                                                                                        (unaudited)
                           ASSETS
                           ------
CURRENT ASSETS
--------------
     Cash and cash equivalents                                         $        206   $         672
     Accounts receivable, net of allowance
        for doubtful accounts                                                 2,451             820
     Inventories                                                              3,355           2,325
     Prepaid insurance                                                          702             304
     Prepaid expenses and other current assets                                1,014           1,089
                                                                       -------------  --------------
                           TOTAL CURRENT ASSETS                               7,728           5,210

WORKS OF ART AND OTHER COLLECTABLES,
      NET OF RESERVES FOR IMPAIRMENT                                          1,820             728

PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation and amortization                           1,905             589

OTHER ASSETS
------------
     Restricted accounts receivable                                             411           2,250
     Cash surrender value of officers life insurance                            919             960
     Restricted cash                                                                            507
     Deferred subscription aquisition costs, net                                248             110
     Due from affiliated companies                                            1,153
     Rent security deposits                                                   1,071
     Other                                                                      117              50
                                                                       -------------  --------------
                                                                              3,919           3,877
                                                                       -------------  --------------

                                                                       $     15,372   $      10,404
                                                                       =============  ==============

            LIABILITIES AND STOCKHOLDERS DEFICIENCY
            ---------------------------------------

CURRENT LIABILITIES
-------------------
  LIABILITIES NOT SUBJECT TO COMPROMISE
     Current maturities of  notes payable                              $     43,147
     Debtor In Possession Financing                                                   $       2,049
     Accounts payable                                                         7,894           1,305
     Deferred  revenue                                                        7,602           7,231
     Accrued Interest - notes payable                                         1,617
     Accrued retail display allowance                                         1,653           1,507
     Accrued expenses and other current liabilities                           3,863           1,290
     Due to affiliated companies                                                                518
     Income tax payable                                                         935               -
                                                                       -------------  --------------
                           TOTAL CURRENT LIABILITIES                         66,711          13,900

LIABILITIES SUBJECT TO COMPROMISE                                                            12,570

BONDS PAYABLE SUBJECT TO COMPROMISE                                                          39,897

DEFERRED REVENUE                                                              1,013             692

OTHER LONG TERM LIABILITIES                                                     867             354

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK                           11,256          12,753

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                               116              92

STOCKHOLDERS DEFICIENCY
-----------------------
     Series A Preferred Stock, $.0025 par value; 20,000,000 shares authorized, 5,000 shares issued and outstanding
     Series B Preferred Stock, $.0025 par value; 20,000,000 shares authorized, none outstanding
     Common stock, $.0025 par value; 250,000,000 shares authorized;
      150,000,000 and 151,690,000 shares issued and outstanding                 375             379
     Capital in excess of par value                                           5,987           4,493
     Subscription receivable                                                    (22)            (22)
     Accumulated deficit                                                    (70,931)        (74,704)
                                                                       -------------  --------------
                                                                            (64,591)        (69,854)
                                                                       -------------  --------------
                                                                       $     15,372   $      10,404
                                                                       =============  ==============

                           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                      4


                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  ------------------------
                                                                     2002         2003
                                                                  -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                                 $      702      ($3,773)
Adjustments to reconcile net income / (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                       399          255
     Amortization of deferred revenue                                   (324)        (321)
     Gain on sale of officer's life insurance policies                  (811)
     Loss on impairment of assets                                                   2,153
     Gain on forgiveness of debt                                                     (210)
     Bad debt expense                                                                 285
     Change in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                             1,164        1,648
       Inventories                                                     1,074        1,030
       Prepaid insurance                                                              398
       Prepaid expenses and other current assets                         798          (75)
       Restricted accounts receivable                                   (151)      (1,839)
       Other assets                                                    1,711          728
     Increase (decrease) in:
       Accounts payable, accrued expenses and other
            current liabilities                                       (4,300)       3,263
       Accrued interest on notes payable                                (132)      (1,617)
       Income taxes payable                                               (3)        (935)
       Deferred revenue                                               (2,006)        (371)
       Other long term liabilities                                      (195)        (514)
       Minority interest                                                   4          (17)
                                                                  -----------   ----------

          Net cash (used in) provided by operations                   (2,070)          88
                                                                  -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Proceeds from sale of officer's life insurance policies             935
                                                                  -----------   ----------

          Net cash provided by investing activities                      935
                                                                  -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Principal payments on notes payable                              (3,485)      (3,250)
     Advances from DIP Financing                                                    2,049
     Collections from affiliated companies                             1,328        1,579
     Repayments from shareholder                                       1,000
                                                                  -----------   ----------

          Net cash (used in) provided by financing activities         (1,157)         378
                                                                  -----------   ----------

          Net (decrease) increase in cash and cash equivalents        (2,292)         466

Cash and cash equivalents at beginning of year                         2,431          206
                                                                  -----------   ----------

Cash and cash equivalents at end of period                        $      139    $     672
                                                                  ===========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
    Cash paid during the year for:
               Interest                                           $    5,668    $   3,335
               Income taxes                                       $       19    $      20

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
---------------------------------------------------------
     "Paid in kind" dividends on mandatorily redeemable
        preferred stock                                           $    1,086    $   1,232
     Accretion of mandatorily redeemable preferred
        stock to liquidation preference                           $      255    $     265
     Reclass of accounts payable to liabilities subject
       to compromise                                                            $  12,507

                      SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                 5

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION, FINANCIAL STATUS AND SIGNIFICANT ACCOUNTING POLICIES

Penthouse International, Inc. ("PII") holds 99.5% of the common stock of General Media, Inc. ("General Media") and, after the completion of transactions for which definitive agreements were reached on November 6, 2003, all of the membership interests of Del Sol Investments L.L.C. ("Del Sol LLC"). As a result of the acquisition of Del Sol LLC, PII will indirectly own 99.5% of Del Sol Investment S.A. de C.V., a Mexican real estate development company which holds or has rights to 370.5 acres of land with ocean frontage in Zihuatanejo, State of Guerrero, Mexico (the "Property"). The Property is a planned resort development in the resort area known as Ixtapa. Until November 6, 2003, PII was majority owned by General Media International, Inc. ("GMII"). GMII ceded control of PII to The Molina Vector Investment Trust on November 6, 2003. See Note 17 of the Notes to Condensed Consolidated Financial Statements.

General Media, and its subsidiaries, operate the adult oriented entertainment company formed in 1965, by Robert G. Guccione, which caters to men's interests through various trademarked publications, movies, the Internet, adult entertainment clubs and consumer product licenses under the brand "PENTHOUSE" and others. General Media International, Inc. ("GMI") is the holder of 85% of the common stock of the Company. On August 12, 2003, General Media and its direct and indirect subsidiaries, General Media Art Holdings, Inc., General Media Communications, Inc., General Media Entertainment, Inc., General Media
(UK), Ltd., GMCI Internet Operations, Inc., GMI On-Line Ventures, Ltd., Penthouse Images Acquisitions, Ltd. and Pure Entertainment Telecommunications, Inc., (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Debtors are managing their properties and operate their businesses as "debtors-in-possession" subject to the jurisdiction, supervision and orders of the Bankruptcy Court (Case No. 03-15078) and in accordance with Sections 1107(a) and 1108 of the Bankruptcy Code. As a debtor-in-possession, General Media and the other Debtors authorized to operate our business, but not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. PII did not file for protection under the Bankruptcy Code and its activities are not subject to Bankruptcy Court supervision. Prior to the acquisition of Del Sol LLC, all of PII's consolidated net revenue is generated and substantially all of the our assets are owned by the Debtors.

Basis of Presentation and Financial Status
------------------------------------------

The accompanying unaudited condensed consolidated financial statements of PII, General Media and subsidiaries have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. These results are not necessarily indicative of results that may be expected for any other interim period or for the full year. The balance sheet information for December 31, 2002 has been derived from the audited financial statements at that date.

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       (CONTINUED)

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities and commitments in the ordinary course of business. However, as a result of the Bankruptcy proceedings and circumstances relating thereto (see Note 2 of the Notes to Condensed Consolidated Financial Statements), including our leveraged financial structure and cumulative net losses, the realization of assets and settlement of liabilities are subject to significant uncertainty. During the period of the Bankruptcy proceedings, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Furthermore, a plan or plans of reorganization could materially change the amounts reported in the condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan or plans of reorganization. Our ability to continue as a going concern is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations, the ability to comply with the terms of our financing agreements and the ability to generate sufficient cash from operations and/or financing to meet obligations and capital asset expenditure requirements.

The accompanying condensed financial statements have also been presented in accordance with American Institute of Certified Public Accountants (the "AICPA") Statement of Position 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with our reorganization. Pursuant to SOP 90-7, pre-petition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which claims may be settled. Under a confirmed final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

Our historical liquidity issues, net losses and the bankruptcy proceedings raise substantial doubt about our ability to continue as a going concern. Our ability to continue the business of General Media as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things, the Debtors' ability to comply with the terms of the debtor-in-possession financing arrangement with Madeleine L.L.C. ("DIP Financer"), our ability to obtain debt, equity or alternative financing for General Media before deadlines established by agreements for debtor-in-possession financing or imposed by order of the Bankruptcy Court to avoid a public auction of the assets of the Debtors, confirmation of a plan of reorganization, success of future operations after such confirmation and the ability to generate sufficient cash from operations and financing sources to meet obligations. The Debtors filed a motion on November 26, 2003 to extend the time in which they have the exclusive right to file a reorganization plan and solicit acceptances of such plan form December 1, 2003 and February 8, 2004, respectively to February 9, 2004 and March 9, 2004, respectively. If the motion is not granted, the assets of the Debtors risk being auctioned.

Significant Accounting Policies
-------------------------------

The significant accounting policies we followed in preparing our financial statements are set forth in Note 31, 2003. Except as required by SOP 90-7, we have made no changes to these policies during the three months or nine months ended September 30, 2003.

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       (CONTINUED)

Certain other reclassifications have also been made to amounts from prior years to conform to the 2003 presentation.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net income (loss) after reductions for "paid in kind" dividends and accretion by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because we incurred a loss during the periods in which the dilutive securities have been outstanding and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented.

On May 13, 2003, we declared a 3 for 1 stock split (see Note 14 of the Notes to Condensed Consolidated Financial Statements). Loss per common share calculations for the three months and nine months ended September 30, 2003 and 2002 give retroactive effect to the 3-for-1 split as if it occurred on January 1, 2002.

Recent Accounting Pronouncements
--------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect that the adoption of SFAS No. 146 will have a significant effect on our financial statement presentation or disclosures.

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       (CONTINUED)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do not expect that the adoption of SFAS No. 148 will have a significant effect on our financial statement presentation or disclosures.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an Interpretation of ARB No. 51)" ("FIN 46"). FIN 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the beneficiary does not have a majority voting interest. The consolidation requirements of FIN 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The implementation of the provisions of FIN 46 effective January 31, 2003 did not have a significant effect on our consolidated financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect that the adoption of SFAS No. 150 will have a significant effect on our financial statement presentation or disclosures.

2.       PROCEEDINGS UNDER CHAPTER 11 OF BANKRUPTCY CODE

Events Leading To Bankruptcy
----------------------------

As further described in Note 8 of the Notes to Condensed Consolidated Financial Statements and in the liquidity section of the Management Discussion and Analysis of Financial Position and Results of Operations section of this Report on Form 10-Q, our subsidiary, General Media, was late in paying a required interest payment of $1,496,000 due on March 31, 2003 under approximately $52 million of Series C Secured Notes scheduled to mature on March 29, 2004 (the "Notes"). The payment of this interest was made on June 3, 2003.

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       (CONTINUED)

General Media also did not make a required principal payment in the amount of $1,300,000 and a required interest payment of $48,000 that was due on June 29, 2003, did not make a required interest payment on the Notes of $1,447,000 that was due on June 30, 2003 and has not yet delivered quarterly financial statements for the period ending March 31, 2003 (the "Financial Statements) to the holders of the Notes as required by the indenture (the "Indenture") defining the relative rights of General Media and the Note holders. On July 3, 2003, the holders of a majority of the principal amounts of the Notes (the "Holders") sent a notice to General Media advising it of the failure to make the required interest payment due on June 30, 2003, the failure to make required principal payment of $1,300,000 that was due on June 29, 2003 and the failure to deliver the required Financial Statements. On July 8, 2003, the trustee issued a notice of event of default with respect to the principal payment and the Notes became callable. The Notes require interest payments of $5,679,000 (including the unpaid interest) and principal payments of $39,897,000 during the next twelve months plus default interest.

General Media and the affiliated Debtors filed for protection under Chapter 11 after unsuccessful negotiations with the holders of a majority of the principal amounts of the Series C Notes (the "Holders") did not result in a waiver of the defaults and the provision of working capital for the Debtors operations.

Debtor-In Possession Financing
------------------------------

On August 12, 2003, concurrent with the Debtors filing their petition for relief under Chapter 11 of the Bankruptcy Code, two of the Holders entered into a financing agreement with General Media to provide up to $5,000,000 of debtor-in-possession financing with interest at 13% per annum (the "Preliminary DIP Financing" or "Agreement"). The Preliminary DIP Agreement limited the financing to $3,000,000 until a final financing order was signed by the Bankruptcy Court. This Agreement was approved for the payment of certain permitted pre-petition claims, working capital needs and other general corporate purposes. It also provides a source of outside financing in order for us to make up potential gaps in our cash flow during the course of the Bankruptcy. The Preliminary DIP Agreement also limited the amount of advances to an amount of principal that was projected to be outstanding on a weekly basis as set forth in a budget provided by General Media on a schedule to the Agreement.

In September 2003, the Debtors defaulted on certain covenants relating to the Preliminary DIP Agreement when they borrowed amounts in excess of those allowed in the budget. As a result of the default, the two Holders threatened to stop making advances under the Preliminary DIP Financing. On October 3, 2003, a new agreement was reached with the two Holders (the "Final Agreement" or "DIP Financing") under which the DIP Financiers agreed to provide General Media with up to $6,000,000 of secured debtor-in-possession financing with interest at 13% per annum in return for General Media and the other Debtors agreeing to file a public auction sale motion pursuant to section 363 of the Bankruptcy Code of all or substantially all of General Media and the other Debtors assets on or before December 1, 2003. This deadline may be extended by the entry of an order by the Bankruptcy Court granting Debtors' Motion filed November 26, 2003 to extend certain deadlines in the Bankruptcy Case. The Debtors' obligations under the Final Agreement are secured by a superpriority lien on substantially all the assets of the Debtors, including their registered trademarks. The superpriority

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       (CONTINUED)

lien supercedes all other liens on the assets of the Debtors except for priority professional expenses for attorneys, accountants and other professionals retained in the Chapter 11 proceedings up to $1,000,000 (the "Professional Carve Out") and the outstanding amount of a carve out for expenses of Curtis Circulation Company, General Media's magazine distributor, of an amount up to $500,000 (the "Curtis Carve Out"). The Final Agreement limits the amount of advances under the DIP Financing to the amount of principal projected to be outstanding on a cumulative basis as was set forth on a revised budget provided by General Media on a schedule to the Final Agreement. Under the Final Agreement, General Media has drawn down approximately $2,647,000 as of October 28, 2003 and is in compliance with all the covenants of the Final Agreement.

The Final Agreement specifies that the bidding procedures for the public auction, should it become necessary, are to be conducted in a form and substance reasonably acceptable to the DIP lenders and the Indenture Trustee with a minimum bid of $23,500,000, plus the outstanding amount of the DIP loan at the time of closing, plus the outstanding amount of the Professional Carve Out and the Curtis Carve Out. The Final Agreement provides that an auction shall occur no later than December 21, 2003 with the sale of assets to the winning bidder to occur no later than January 15, 2004. For additional information, reference is made to publicly available documents filed with the bankruptcy court to determine the most current status of all matters related to the bankruptcy case of General Media.


Development of a Plan of Reorganization
---------------------------------------

We are developing a plan of reorganization and negotiating with potential debt and equity investors to provide financing for the Debtors before deadlines set by the DIP Financing and the Bankruptcy Court to avoid the public auction of the Debtors' assets. The beneficial owner of a majority of the outstanding PII common stock has retained bankruptcy counsel and investment bankers independent of those retained by the Debtors to assist in developing and financing a Plan of Reorganization for the Debtors. There can be no assurance that such a plan will be effectively developed, accepted by the requisite participants in the Bankruptcy Case or that such a plan will be approved by the Bankruptcy Court. Further, there is no assurance that debt or equity financing will be available to fund such a plan or our other operations or that we will retain any equity in General Media as a result of the Bankruptcy. Even if an equity investor or alternative financing is available for a reorganization plan, there can be no assurance that such financing would be upon favorable terms under which we can retain these assets. For additional information, reference is made to publicly available documents filed with the bankruptcy court to determine the most current status of all matters related to the bankruptcy case of General Media.


Effects of Chapter 11 on our Business
-------------------------------------

The potential adverse publicity associated with the Chapter 11 filings and the resulting uncertainty regarding our future may hinder our ongoing business activities and our ability to operate, fund and execute our business plans. Such potential negative publicity may impair relations with existing and potential customers, negatively impact our ability to attract and retain key employees, limit our ability to obtain trade credit and impair present and future relationships with vendors and service providers.

As a result of the Chapter 11 filings, the realization of assets and the liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of the Bankruptcy Code, and while subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets or

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       (CONTINUED)

liquidate or settle liabilities for amounts other than those reflected in the condensed financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments in the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Under the system of priorities of claims established by the Bankruptcy Code, unless the creditors agree otherwise, pre- and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan. The ultimate recovery to creditors and/or common shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies, or what types or amounts of distributions, if any, they will receive. A plan of reorganization could result our receiving no distribution on account of our interests in General Media stock and cancellation of our equity ownership. For additional information, reference is made to publicly available documents filed with the bankruptcy court to determine the most current status of all matters related to the bankruptcy case of General Media.

The Debtors were overdue in payments to their vendors, but collection efforts following August 12, 2003 are stayed by the Bankruptcy Proceeding. General Media was unable to print and distribute PENTHOUSE, PENTHOUSE LETTERS and GIRLS OF PENTHOUSE magazines during May 2003 and all of its publications during June 2003. In July 2003 General Media was unable to print issues of FORUM and VARIATION. In the month of August 2003, General Media was able to distribute PENTHOUSE, PENTHOUSE LETTERS and GIRLS OF PENTHOUSE magazines, but was unable to print issues of FORUM, VARIATIONS and DIGEST and in September, PENTHOUSE, PENTHOUSE LETTERS and VARIATIONS were delayed. These disruptions resulted from failing to reach an agreement with printing contractors, paper suppliers and magazine distributor regarding past due invoices. In September 2003, the Company's magazine distributor ("Curtis") threatened to suspend distribution of General Media's publications and entered into negotiations with General Media to determine the terms under which magazines will be distributed while General Media and the other Debtors are operating under Chapter 11 protection. On October 3, 2003, General Media and Curtis received approval from the Bankruptcy Court to continue to allow Curtis to distribute the magazines pending the assumption or rejection of General Media's distribution contract with Curtis under terms and conditions that include an agreement that for the period September 28, 2003 to December 31, 2003, Curtis will advance funds net of estimated retail display allowances and other expenses of distribution in accordance with a schedule agreed to between General Media and Curtis, that subsequent to December 31, 2003, Curtis will determine advances based upon the actual sales of the two previous issues less a good faith estimate of retail display allowances and other expenses of distribution. In addition Curtis was given a priority claim of up to $500,000 for any over-advances made on the issues distributed during the period of this agreement.

In October 2003, the Civil Court of The City Of New York (the "Court") ruled to allow General Media's landlord to apply a security deposit against pre-petition past due rent. The Company is now current with its rent and is on a month to month lease as long as it fulfills its monthly obligation. We have recorded an impairment charge for fixed asset leasehold improvements in the amount of $1,061,000 as part of the loss on impairment of assets in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2003 (see Note 13 of the Notes to Condensed Consolidated Financial Statements).

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.     (CONTINUED)

The impairment charge is necessary because it is uncertain that General Media will remain in its principal office facilities to the end of the lease term.

Reorganization Expenses

Reorganization expenses represent the net amounts we incurred as a direct result of the Chapter 11 filing and are presented separately in the Condensed Consolidated Statements of Operations. We incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly and adversely affect our results of operations.

Reorganization expenses included in our Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2003 consist of the following (unaudited, in thousands):

                           Professional services                         $934
                           United States Trustee Filing Fees               11
                                                                         -----
                           Total                                         $945
                                                                         =====

Gain on Forgiveness of Debt
---------------------------

The gain on forgiveness of debt of $210,000 for the three and nine months ended September 30, 2003 was due to relief of certain liabilities after filing for Chapter 11 protection.

Debt Restructuring Expenses
---------------------------

We incurred $142,000 of debt restructuring expenses during the three months and nine months ended September 30, 2003, which principally relate to fees associated with the DIP Financing.

3.       LIABILITIES SUBJECT TO COMPROMISE

"Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 filings. These liabilities, consist primarily of long-term debt, certain accounts payable, income taxes payable and accrued liabilities, represent management's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 filings.

Under the Bankruptcy Code, the Debtors may assume, assume and assign, or reject executory contracts and unexpired leases, including leases of real and personal property, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract, but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract or unexpired lease requires the Debtors to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, we expect that liabilities subject to compromise and resolution in the Chapter 11 case will arise in the future as a result of claims for damages created by the Debtors' rejection of various executory contracts and unexpired leases. Conversely, we would expect that the assumption, or assumption and assignment, of certain executory contracts and unexpired leases might convert liabilities shown as subject to compromise, into liabilities not subject to compromise.

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       (CONTINUED)

Under bankruptcy law, actions by creditors to collect indebtedness we owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. We have received approval from the Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. Adjustments to the claims may result from negotiations, payments authorized by Court order, additional rejection of executory contracts including leases and other events.

We are in the process of filing a motion with the Court to request a date of January 12, 2004 as the deadline for filing proofs of claim with the Court. Upon the approval by the Court of the deadline we will mail notices to all known creditors to inform them of the deadline. Any differences between amounts scheduled by us and claims by creditors will be investigated and resolved in connection with our claims resolution process. Until the process is complete, the ultimate number and amount of allowable claims cannot be ascertained. In this regard, it should be noted that the claims resolution process may result in material adjustments to current estimates of allowable claims. The ultimate resolution of these claims will be based upon the final plan of reorganization or sale of the assets of General Media and the other Debtors.

The following table summarizes the components of liabilities subject to compromise in our Condensed Consolidated Balance Sheets as of September 30, 2003:

                                                                (in thousands)
         Liabilities Subject To Compromise:
         ----------------------------------
         Accounts payable                                           $ 6,829
         Accrued expenses and other current liabilities               2,792
         Accrued interest - notes payable                             2,171
         Income taxes payable                                           132
         Other long term liabilities                                    583
                                                                    --------
                                                                    $12,507
                                                                    ========
         Notes Payable Subject To Compromise:
         ------------------------------------
         Notes payable                                              $39,947
                                                                    ========

Approximately $12,239,000 of the liabilities subject to compromise and all of the notes payable subject to compromise would have been included in current liabilities if the Chapter 11 petitions had not been filed. Filing a petition generally causes the payment of unsecured or undersecured liabilities to be prohibited before a plan is confirmed. The Chapter 11 reorganization ending in confirmation of a plan typically takes more than one year or one operating cycle, if longer. Therefore, we classified all debt and liabilities subject to compromise as non-current.

In accordance with SOP 90-7, we discontinued accruing interest relating to certain debt currently classified as notes payable subject to compromise and liabilities subject to compromise effective August 12, 2003. Thus, contractual interest for notes payable subject to compromise for the nine months ended

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       (CONTINUED)

September 30, 2003 was $2,942,000, which is $758,000 in excess of interest included in the accompanying financial statements.

Our indebtedness at September 30, 2003 consisted of $39,947,000 of Series C Notes, which are all subject to compromise. Due to failure to make scheduled payments and the commencement of the Chapter 11 proceedings, we are in default of substantially all of our pre-petition debt and other long-term obligations. Under Chapter 11 of the Bankruptcy Code, actions against Debtors to collect pre-petition indebtedness are subject to an automatic stay provision. These debt obligations at September 30, 2003 are classified as liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets in accordance with SOP 90-7.

4.       RESTRICTED ACCOUNTS RECEIVABLE

Restricted accounts receivable of $2,250,000 consist of circulation accounts receivables that are being held by Curtis as security for the payment of retail display allowances, merchandising allowances and expenses of distribution (collectively the "Expenses") pending the outcome of the Bankruptcy. In September 2003, Curtis threatened to suspend distribution of General Media's publications and entered into negotiations with Debtors to determine the terms under which magazines will be distributed while the Debtors are operating under Chapter 11 protection. On October 3, 2003, Curtis and the Debtors reached an agreement (the "Continued Distribution Agreement") on the terms under which Curtis would continue to distribute General Media's publications pending the Debtors assumption or rejection of the distribution contract between Curtis and General Media, pending the assumption or rejection of a June 2, 1999 agreement (the "Auto Agreement") to compensate Curtis for lost revenue and to repay a portion of an advance related to the March 2, 1999 sale of General Media's automotive magazines and the resolution of a dispute with the Debtors over a claim made by Curtis concerning an April 15, 2003 amendment to its agreements with Curtis (the "Amendment").

The Amendment extended the expiration date of its distribution agreement from November 8, 2005 to November 8, 2009 and eliminated the Company's right to terminate the distribution agreement upon notice, as defined, in return for Curtis's agreement to allow GMI and General Media to repay notes payable owed by GMI in the amount of $3,000,000 and accounts receivable owed by General Media in the amount of $75,000 by payments of $50,000 per month until such time as General Media refinances not less than 50% of its outstanding debt and $125,000 per month thereafter. The Amendment also provides for further extensions of the distribution agreement of two months beyond the new expiration date for each month that payments made under the amendment do not equal to $125,000 per month commencing on July 2003. Curtis claims that it may deduct any amounts owed to it by GMI under the agreement from monies owed to General Media under its distribution agreement with Curtis and this claim is disputed by the Debtors. General Media acknowledged that GMI and Robert C. Guccione had made certain guaranties at the foot of the amendment.

Under the terms of the Continued Distribution Agreement, the parties agreed that Curtis will pay General Media advances up to December 31, 2003, equal to amounts

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       (CONTINUED)

that have been agreed upon reflecting the expected revenue less expected expenses for magazines that are to go on sale up to December 31, 2003 and for Curtis to determine advances after December 31, 2003 based on its best estimate of the expected revenue less expected expenses for the magazines. The Continued Distribution Agreement also provides for a secured reserve of $500,000 as a carve out against the DIP Financing in the event that Curtis is unable to recover and/or retain any refunds of post petition advances paid by Curtis, any pre- or post-petition distribution fees earned by Curtis or any payments of pre-petition Expenses made on a post-petition basis. The Continued Distribution Agreement stipulates that any objection or asserted claims with respect to the $3,000,000 claim or the Auto Agreement must be made by December 1, 2003 and if an objection or asserted claim is filed, Curtis has the right to terminate any further advances. The collection of this receivable is dependent upon the ability of the Debtors to reach an agreement with Curtis concerning the $3,000,000 claim and the Auto Agreement.

5.       SEC ENFORCEMENT ACTION

We previously reported that the staff of the SEC was conducting an investigation pertaining to our financial statements for the year ended December 31, 2002 and the quarter ended March 31, 2003, the accounting treatment of a $1.0 million cash payment received on January 6, 2003 relating to a website management agreement and the engagement and termination of auditing services during 2002 and 2003. We cooperated in the investigation by producing documents in our possession and making available persons in our employ in response to requests for information and SEC subpoenas. In July 2003, the SEC staff informed us that it intends to recommend that the SEC bring a civil injunctive action against PII and two officers, alleging violations of the federal securities laws, including
Section 10(b), 13(b)(2), 13(b)(5), and 15(d) of the Securities Exchange Act of 1934 and of Rules 10b-5, 12b-20, 15d-1, 15d-11, 15d-13, and 15d-14 thereunder, and against the officers for all those violations and also violations of Rules 13b-1 and 13b-2. The SEC staff invited PII and the officers to make Wells Submissions describing the reasons why no action should be brought. In September 2003, we filed a Wells Submission and have engaged in discussions with the SEC staff as to a settlement of this investigation. Since the discussions have not resulted in a settlement, we cannot predict what action the SEC will take, when it will take it or its outcome.

6.       INVENTORIES

Inventories include the following:

                                       December 31, September 30,
                                           2002        2003
                                         -------     -------
                                        --- In  Thousands ---
                                            (Unaudited)
         Paper and printing              $1,599      $1,030
         Editorials and pictorial         1,456       1,233
         Film and programming costs         300          62
                                         -------     -------
                                         $3,355      $2,325
                                         =======     =======

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.       MANAGEMENT CHARGES

Up until the filing of the Bankruptcy Proceeding on August 12, 2003, General Media shared common indirect expenses for the benefit of GMI and affiliated companies, including accounting, personnel, management information systems, employee relations and other administrative services. During the nine months ended September 30, 2003, General Media charged GMI $192,000 for these shared expenses. In addition, up until the filing of the Bankruptcy Proceeding, General Media was charged by GMI and its subsidiaries for the benefit of other corporate overhead costs, executive compensation and other costs, which principally relate to office space. During the nine months ended September 30, 2003, GMI charged General Media $267,000 for these shared expenses. These allocations were based on factors determined by management of General Media and GMI to be appropriate for the particular item, including estimated relative time commitments of managerial personnel, relative number of employees and relative square footage of all space occupied. Management believes that the allocation method and amounts were reasonable. As part of the DIP Financing, the arrangement has been suspended and replaced by compensation payments to General Media's Chairman and Chief Executive Officer, and Executive Vice President that may not exceed $41,667 and $12,500 per month, respectively, commencing August 2003.

8.       NOTES PAYABLE

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

On March 29, 2001 (the "Closing Date"), General Media refinanced the Notes. Under the refinancing agreement, General Media exchanged the $51,507,000 of principal amount of Notes and any Warrants held by the Noteholders (the "Consenting Holders") for Series C Notes and mandatorily redeemable convertible preferred stock (the "Preferred Stock") with a liquidation preference of $10,000,000 (See Note 9 of the Notes to Condensed Consolidated Financial Statements) meeting certain specified terms and conditions. The remaining $493,000 principal amount of Notes that were not exchanged were retired by payments made to the holders on March 29, 2001.

The Series C Notes mature on March 28, 2004, bear interest at a rate of 15% per annum effective January 1, 2001 and require principal payments of $6,500,000 during 2003, with the balance due in 2004. In addition, further principal payments equal to 50% of excess cash flow, as defined, in each year is required, as well as the proceeds from the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and any proceeds to General Media from certain insurance policies (the "Policies") on the life of the principal stockholder.

The Indenture was extended to the March 29, 2004 maturity of the Series C Notes. The original Indenture contained covenants, that will continue to the new maturity date, which, among other thing, (i) restrict the ability of General Media to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require General Media to maintain a consolidated net worth deficiency of no greater than $81,600,000, and (iii) restrict General Media's ability to pay dividends unless certain financial performance tests are met. General Media's subsidiaries, which are guarantors of the Senior Secured Notes under the Indenture, however, were and continue to be permitted to pay intercompany dividends on their shares of common stock. The ability of General Media and its subsidiaries to incur additional debt is severely limited by such covenants. The Indenture was amended in conjunction with the issuance of the Series C Notes to reflect the above mentioned payments, to reflect the March 29, 2004 maturity of the Series C Notes, to provide additional "Change of Control" events (requiring the commencement of an offer to purchase Notes), to provide additional flexibility as to the nature of, but also to set a fixed dollar limit for, "Owner Payments", and to require Noteholder consent to enter into new lines of business or for sales or other conveyances of the Penthouse trademark (other than ordinary course licensing) or other assets for net proceeds in excess of $500,000. In addition, the related Security Agreement was amended to grant additional security interests in inventory and accounts receivable as well as a security interest in proceeds of the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and on any proceeds to General Media from certain Policies on the life of the Company's principal beneficial owner.

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

On March 29, 2003, General Media was required to make a principal payment of $1,950,000. On April 14, 2003, the Indenture trustee issued a notice of event of default with respect to the principal payment. On April 15 and 16, 2003 General Media transferred additional funds (including the $185,000 made available through the repayment of an inter-company balance from GMI) and fully paid the $1,950,000 principal amount. On April 24, 2003, General Media and the Holders completed a letter agreement that consented to the appointment of Stephen Gross as president and chief operating officer of General Media, consented to the filing of General Media's Form 10-K at any time on or before April 30, 2003, consented to an amendment to the Indenture to change the date of the payment of the $1,950,000 principal payment that was due on March 29, 2003 to April 17, 2003, and to acknowledge the payment in full of and the absence of any existing or continuing violation, default or event of default under the Indenture with respect to the $1,950,000 principal payment that was due on March 29, 2003. In addition General Media and the Holders agreed to amend the "Change of Control" events to substitute Stephen Gross for John Orlando, to eliminate any grace periods with respect to future principal payments commencing with the principal payment due June 29, 2003, to provide the Holders with a copy of the employment agreement between General Media and Stephen Gross (the "Gross Employment Agreement") by May 19, 2003, to liquidate no less than 50% of the aggregate book value of all its artwork pieces in commercially reasonable sales (the "Sales") on or before October 31, 2003 and to use 100% of the net proceeds of such Sales to make additional principal redemption's of the Series C Notes. The agreement was subject to approval by the Holders of the Gross Employment Agreement and the completion of a supplemental indenture incorporating the terms of the letter agreement on or before May 26, 2003. General Media, however, did not enter into or supply the Gross Employment Agreement to the Holders and has not completed the supplemental indenture incorporating the terms of the letter agreement and as a result the letter agreement was terminated. In August 2003, the Company terminated its relationship with Mr. Gross.

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.       (CONTINUED)

On March 31, 2003, General Media was required to make an interest payment in the amount of $1,496,000, which was not made. As a result, the Series C Notes became callable. On May 14, 2003, General Media and the Holders completed a letter agreement in which the parties agreed that the Holders would forbear from exercising certain rights and remedies under the Indenture in consideration for the agreement of Mr. Guccione to contribute certain personal assets held by his holding company, GMI, for the benefit of General Media, including the agreement to:

a) execute and deliver to the trustee, on or before June 16, 2003, a mortgage and lien in a form satisfactory to the Holders encumbering certain real estate owned by GMI (subject to prior liens of not more than $25,000,000) and to pay costs associated with the obtaining of the mortgage,

b) cause GMI, on or before May 30, 2003, to provide a non-recourse guaranty of the obligations of General Media (the "Guaranty") and to secure its obligations under such Guaranty with a pledge to the trustee of all of GMI's rights, title and interest in the outstanding shares of common stock of PII ("PII Stock"), to deliver the PII Stock certificates and stock powers to the trustee and to deliver a letter agreement pursuant to which PII shall covenant that it will not sell, pledge, transfer, assign or otherwise dispose of any of its outstanding shares of common stock of General Media ("Common Stock Obligation"),

c)   pay the interest that is overdue on or before May 30, 2003,

d) provide the Holders with a detailed plan for the restructuring of General Media's Series C Notes, together with supporting computations, no later than June 30, 2003,

e) place a $100,000 deposit with the Holders by June 9, 2003 which shall be used to reimburse the Holders for the fees, costs and expenses of their audit and legal counsel, and

f)   allow the Holders to audit the books, records and assets of General Media.

General Media paid the overdue interest on June 3, 2003 and has allowed the Holders to audit the books, records and assets of General Media, but they failed to comply with the other requirements of the letter agreement.

General Media also did not make a required principal payment in the amount of $1,300,000 and a required interest payment of $48,000 that was due on June 29, 2003, did not make a required interest payment on the Series C Notes of $1,447,000 that was due on June 30, 2003 and did not deliver quarterly financial statements for the period ending March 31, 2003 (the "Financial Statements) to the holders of the Series C Notes as required by the indenture (the "Indenture") defining the relative rights of General Media and the Series C Note holders. On July 3, 2003, the holders of a majority of the principal amounts of the Notes

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.       (CONTINUED)

(the "Holders") sent a notice to General Media advising it of the failure to make the required interest payment due on June 30, 2003, the failure to make required principal payment of $1,300,000 that was due on June 29, 2003 and the failure to deliver the required Financial Statements. On July 8, 2003, the trustee issued a notice of event of default with respect to the principal payment and the Notes became callable. The Series C Notes require interest payments of $5,679,000 (including the accrued and unpaid interest) and principal payments of $39,897,000 during the next twelve months plus default interest, however payments have been suspended as a result of the bankruptcy.

9.       MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

The Preferred Stock may be optionally redeemed by General Media during the second year following the Closing Date at a redemption price of $10,000,000 and at increasing premiums of 110%, 115% and 120% during the third, fourth and fifth years, respectively, provided that the Series C Notes are paid in full at or before the time of any redemption. The recorded value net of issuance costs is being accreted up to the redemption value using the effective interest method through the March 29, 2006 mandatory redemption date of the Preferred Stock. The Company recorded $255,000 and $265,000 of such accretion for the nine months ended September 30, 2002 and 2003, respectively. The Company also recorded "paid-in-kind" dividends of $1,086,000 and $1,232,000 for the nine months ended September 30, 2002 and 2003, respectively. Both the accretion of the Preferred Stock and the "paid-in-kind" dividends are reflected in the accompanying financial statements as an increase in Mandatorily Redeemable Convertible Preferred Stock and a decrease in Capital In Excess Of Par Value.

10.      INCOME TAXES

We incurred a taxable loss of approximately $4,602,000 for the nine months ended September 30, 2003. In addition, the Company has a net operating loss "NOL") carryover available from the prior year of approximately $2,682,000, which can be used to reduce future taxable income. This NOL will expire in 2022. The income tax benefit for the nine months ended September 30, 2003, is comprised of a reduction in reserves for state income taxes.

The Company and its subsidiaries are included in the consolidated Federal and Combined New York State and New York City income tax returns of GMI. The provision for income taxes (benefit) in the accompanying statements of operations is allocated to the Company from GMI as if the Company filed separate income tax returns. Since each member of a consolidated tax group is jointly and

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.      (CONTINUED)

severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group. Under the terms of a Tax Sharing and Indemnification Agreement (the "Tax Agreement"), the Company can utilize the net operating losses GMI ("GMI NOL's") to reduce its income taxes as long as the Company is member of GMI's consolidated group. To the extent that the Company utilizes such GMI NOL's to reduce its income taxes, it is required to pay GMI, within thirty days after the Company pays the group consolidated tax liability, an amount that would have been paid in taxes had the net operating losses of GMI not been available. At January 1, 2003, GMI had available for Federal income tax purposes GMI NOL's aggregating approximately $82,383,000 which can be used by the Company to reduce future income taxes, as long as the Company is a member of GMI's consolidated group. These GMI NOL's expire in tax years ending 2007 to 2022. The Company's ability to utilize net operating losses may be limited in the future due to the additional issuance of GMI's common stock or other changes in control, as defined in the Internal Revenue Code and related regulations.

11.      COMMITMENTS AND CONTINGENCIES

         LITIGATION

On August 26, 2002, two individuals on behalf of themselves and all others similarly situated (the "Class Action Plaintiffs") filed in the Circuit Court of Cook County, Illinois, (the "Illinois Court") an action alleging that General Media committed a breach of contract, a breach of express warranty and consumer fraud when it published the Photographs, falsely representing them to be pictures of a well known woman topless in the June 2003 issue of Penthouse Magazine when they were in reality photographs of someone else. On May 16, 2003, the Illinois Court dismissed the case. In June 2003 the Class Action Plaintiffs filed an amended complaint and asked for reconsideration of the dismissal. General Media intends to vigorously defend itself against this claim.

On July 13, 2001, an employee filed a charge of discrimination (the "Charge") against General Media with the U.S. Equal Employment Opportunity Commission ("EEOC"). On April 11, 2003, the District Director of the EEOC ruled that there was reasonable cause to find that the employee had been subject to discrimination on the basis of disability and age, and that she had been constructively discharged. General Media and the EEOC have been conducting meetings with the employee to determine what actions need to be taken to resolve the Charge. On May 9, 2003, the EEOC recommended a settlement of various institutional training for the Company and a monetary award of $700,000 for the employee. General Media has rejected the EEOC's recommendation on legal and factual grounds and intends to vigorously defend itself in this action. It is too early to determine the possible outcome of the proceedings. Therefore we cannot give an opinion as to the effect this action will have on our financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on our financial condition or results of operations.

On March 28, 2003, a former employee of General Media who was terminated for what General Media believes to be reasonable cause, filed a claim in the Supreme Court of the State of New York seeking damages of $75,000 plus an accounting of their incentive compensation. General Media believes it has no liability to this individual and is vigorously defending itself against this claim.

On March 10, 2003, a former employee of General Media filed a claim in the Supreme Court of the State of New York seeking damages of $1,000,000 for an alleged breach of her employment contract and loss of outside opportunities. The plaintiff claims she was setting up an outside business venture to become a consultant to General Media when she handed in her resignation. She claims that she handed in her resignation, but was persuaded to withdraw it, was allegedly offered her job back, following which her employment was terminated. General Media denies the claims and is vigorously defending itself against this claim.

On June 20, 2003, Fraserside Holdings Limited and Milcap Media Limited filed a claim in the Supreme Court of the State of New York, for an alleged breach of contract regarding a 1999 agreement with General Media to jointly produce and distribute a series of adult motion pictures. The complaint alleges damages of $2,200,000 for breach of contract, breach of fiduciary responsibility, duty of loyalty and fair dealing, and demands for an accounting of revenues and expenses related to the pictures and a declaration that all property in the movies belongs to the plaintiff. General Media believes the claims are without merit and intends to vigorously defend itself in this claim.

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

On July 22, 2003, the landlord for General Media's principal offices obtained a judgement from the Civil Court of The City Of New York against General Media for $449,000 of unpaid rent and expenses. As of the date of the Bankruptcy filing, the Company owed a total of $1,038,000 to the landlord consisting of the $449,000 judgement plus additional rent and other expenses incurred up to the date of filing for Bankruptcy. On October 21, 2003, the Bankruptcy Court approved a settlement with the landlord that allowed the landlord to apply a security deposit held by the landlord in the amount of $956,000 against the $1,038,000 of pre-petition past due rent in exchange for an extension of time to assume or reject the lease to January 31, 2004. General Media has fully paid all its monthly rent obligations under the lease since the Bankruptcy and has until January 31, 2004 to decide if it will assume or reject the lease. We have recorded an impairment charge for fixed asset leasehold improvements in the amount of $1,061,000 as part of the loss from impairment of assets in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2003. The impairment charge is necessary because it is uncertain that General Media will remain in its office facilities to the end of the lease term.

In connection with an amendment to the Distribution Agreement between Curtis Circulation Company ("Curtis") and the Debtors dated April 15, 2003, Curtis claims that it may deduct any amounts owed to it by GMI under the Agreement from monies owed to General Media under its distribution agreement with Curtis, which the Debtors dispute.

There are various other lawsuits claiming amounts against the Debtors. While the outcome of these matters is currently not determinable, it is the opinion of the Company's management that the ultimate liabilities, if any, from the outcome of these cases will not have a material effect on the Company's financial statements.

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.      (CONTINUED)

Unless modified by the Bankruptcy Court, pursuant to an automatic stay provision of section 362 of the Bankruptcy Code, all of the above described pre-petition legal proceedings against General Media and the other Debtors are currently stayed. The claims may be subject to compromise.

12.      SEGMENT INFORMATION

Through General Media, we are currently engaged in activities in three industry segments: publishing, online and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Men's Magazines"), the licensing of the Company's trademarks to publishers in foreign countries, for use on various consumer products and services, and, starting in 2002, for use in the operation of adult entertainment clubs. The online segment is engaged in the sale of memberships to the Company's Internet site (the "Internet Site"), the sale of advertising banners posted on the Internet Site and the sale of adult-oriented consumer products through the Company's online store. The entertainment segment of the Company produces a number of adult-oriented entertainment products and services, including pay-per-call telephone lines, digital video discs ("DVD's"), video cassettes and pay-per-view programming.

We are planning to be engaged in the development of theme-oriented resort development and operation through Del Sol LLC and its subsidiaries.


                                PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
                             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                  (UNAUDITED)

12.      (CONTINUED)

                                                                                    Corporate and
                                                                                    reconciling
                                        Publishing     Online     Entertainment     items          Consolidated
                                        ------------------------------(in thousands)---------------------------
NINE MONTHS ENDED - SEPT 30, 2003
  REVENUES FROM CUSTOMERS
        CIRCULATION                     $ 15,825             --             --                     $ 15,825
        ADVERTISING                        2,866             --             --                        2,866
        ONLINE                                --       $  4,513             --            --          4,513
        ENTERTAINMENT                         --             --       $  1,077            --          1,077
        OTHER                              2,690             --             --            --          2,690
                                        ---------      ---------      ---------     ---------      ---------
  TOTAL REVENUE FROM CUSTOMERS            21,381          4,513          1,077            --         26,971
  LOSS ON IMPAIRMENT OF ASSETS                                                         2,153          2,153
  DEPRECIATION AND AMORTIZATION              216             36              3            --            255
  INCOME (LOSS) FROM OPERATIONS            5,458          3,116            194        (8,587)           181
  INTEREST EXPENSE                            77             --             --         3,833          3,910
  REORGANIZATION EXPENSES                     --             --             --           945            945
  GAIN ON FORGIVENESS OF  DEBT                --             --             --           210            210
  DEBT RESTRUCTURING EXPENSE                  --             --             --           142            142
  INTEREST INCOME                              3             --             --            --              3
  SEGMENT PROFIT (LOSS) BEFORE
    INCOME TAXES                           5,384          3,116            194       (13,297)        (4,603)
  MINORITY INTEREST                           --             --             --            17             17
  SEGMENT ASSETS                           7,866            431             98         2,009         10,404

Nine Months Ended - Sept. 30, 2002
  Revenues from customers
        Circulation                     $ 27,079             --             --            --       $ 27,079
        Advertising                        6,053             --             --            --          6,053
        Online                                --       $  5,637             --            --          5,637
        Entertainment                         --             --       $  1,333            --          1,333
        Other                              2,018             --             --            --          2,018
                                        ---------      ---------      ---------     ---------      ---------
  Total revenue from customers            35,150          5,637          1,333            --         42,120
  Depreciation and amortization              341             55              3            --            399
  Income (loss) from operations           10,234          3,107            485        (8,407)         5,419
  Interest expense                           191             --             --         5,380          5,571
  Interest income                              5             --             --            60             65
  Gain on sale of officer's life
   insurance policies                         --             --             --           811            811
  Segment profit (loss) before
    income taxes                          10,048          3,107            485       (12,916)           724
  Minority interest                                                                       (4)            (4)
  Segment assets                           8,155            128            628         7,136         16,047


                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.      LOSS ON IMPAIRMENT OF ASSETS

We have provided for the impairment of certain of its assets in the amount of $2,153,000 consisting of a fixed asset leasehold improvement impairment charge in the amount of $1,061,000 and a charge for the impairment of its collection of works of art and other collectibles in the amount of $1,092,000 on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2003. The fixed asset leasehold improvement impairment charge is being provided because it is uncertain that General Media will remain in its principal office facilities to the end of the lease term (See Note 11 of the Notes To Condensed Consolidated Financial Statements). The charge for impairment of the collection of works of art and other collectibles is being provided because there is significant risk that General Media will be required to liquidate these assets under less than favorable conditions as a result of the Bankruptcy.

14.      THREE FOR ONE STOCK SPLIT

On May 15, 2003 our Board of Directors declared a three for one stock split of our common stock by means of a 200% stock dividend. We distributed two additional shares of common stock to the shareholders through the distribution of a dividend of two additional shares for each share owned on the record date of May 12, 2003. The stock split occurred on May 22, 2003. The accompanying financial statements have been restated effective January 1, 2002 to reflect the effect of the three for one stock split on the respective periods.

15.      OUTSTANDING SHARES

The number of shares outstanding includes 1,690,000 restricted shares which the registered holder claims were lost or stolen. Despite receiving the affidavit of loss and indemnification agreement from the registered holder, our transfer agent will not cancel the certificates without receipt of a indemnity bond which the holder refuses to pay for. We will not permit the transfer or make any distribution in respect of the shares represented by the lost or stolen certificates and is investigating whether and under what circumstances it would pay for an indemnity bond.

16.      CONSOLIDATING FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include Penthouse International, Inc., which did not file for protection, and General Media, Inc. and the other Debtors who declared Bankruptcy. The financial statements of General Media, Inc. and the other Debtors represent substantially all of the assets and liabilities of the consolidated companies prior to November 6, 2003. The balance sheet of Penthouse International, Inc. as of September 30, 2003 without General Media, Inc. and the other Debtors consists of accrued expenses and other current liabilities of $325,000, payables to affiliated companies of $518,000, minority interest of $92,000 and a stockholders deficit of $935,000. The statement of operations of Penthouse International, Inc. for the nine months ended September 30, 2003 without General Media and the other Debtors consists of selling, general and administrative expenses of $501,000, income tax expense of $1,000 and minority interest of $17,000. The statement of operations of Penthouse International, Inc. for the three months ended September 30, 2003 without General Media, Inc. and the other Debtors consists of selling, general and administrative expenses of $428,000, income tax expense of $1,000 and minority interest of $5,000.

                 PENTHOUSE INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

17.      SUBSEQUENT EVENT - ACQUISITION OF DEL SOL INVESTMENTS LLC

On November 6, 2003, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Del Sol Investments, GP a California general partnership under which we agreed to acquire 100% of the membership interests of Del Sol Investments LLC, an Arizona limited liability company (formerly known as Mortgage Capital Fund One, L.L.C) in exchange for 30,000,000 shares of our common stock and 10,500,000 shares of newly authorized Series C Preferred Stock, which will have an aggregate liquidation preference of $105 million and a cumulative preferred dividend of 4% of the liquidation preference per year, payable quarterly in kind. In addition, we agreed to issue 3,000,000 shares of common stock and 1,050,000 shares of Series C Preferred Stock to ANL Capital GP as a consulting fee equal to 10% of the consideration received by the seller. The Series C Preferred Shares will be convertible into common shares at $3.00 per share and may not be converted until our common stock is listed on a recognized national stock exchange. We issued the shares of common stock to the seller called for by the agreement and, prior to issuing the Series C Preferred Stock, we will, subject only to the procedural requirements of Florida corporate law, file an amendment and restatement to our articles of incorporation (which has been approved by the requisite majority of the outstanding shares of our capital stock) to designate the Series C Preferred Shares, having the relative rights and preferences called for by the agreement, eliminate the Series B Shares (which were authorized and never issued) and eliminate certain protective provisions relating to 5,000 outstanding shares of Series A Preferred Stock that have been waived by the holder. The Del Sol LLC transaction set forth in the Purchase Agreement will close when the amendment to our articles of incorporation is recorded with the state of Florida and we have issued and delivered the preferred stock consideration described hereinabove, as well as our completion of any other legal requirements that may be required to consummate the transaction.

At the time the Purchase Agreement was entered into, Del Sol Investments, LLC owned 99.5% of Del Sol Investments, S.A. de C.V., an organization formed by Sergio Martinez, the brother of the beneficiary of the majority shareholder, which owns by contract real estate consisting of 150 hectares (370.5 acres) of land with ocean frontage in the city and harbor of Zihuatanejo, State of Guerrero, Mexico (the "Property"). The Property is a planned resort development in the resort area known as Ixtapa.

We plan to develop the Property in several phases, including a themed resort, a golf course, residential development and timeshare facilities. We also intend to utilize financing secured by the property for general corporate purposes. The property asset may be included as collateral, or other contribution, in the Plan of Reorganization for General Media and its subsidiaries which are subject to Chapter 11 proceedings. The beneficial owner of a majority of the outstanding PII common stock has retained bankruptcy counsel and investment bankers independent of those retained by the Debtors to assist in developing and financing a Plan of Reorganization for the Debtors and to provide advice on the use of the Property in connection with the proceedings.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties and are based on certain assumptions, which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The following are important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (a) the impact of the reorganization and possible section 363 sale of General Media, Inc., and the other Debtors under Chapter 11 of the Bankruptcy Code which involves substantially all of our assets (prior to November 6, 2003) and operations and which may result in the loss of any equity in General Media, Inc.; (b) the ability of such entities to operate pursuant to the terms of the debtor-in-possession financing facility; (c) the ability of such entities to obtain court approval with respect to motions in the Chapter 11 proceeding made by them from time to time; (d) the ability of such entities to develop, obtain approval for and implement a plan of reorganization; (e) risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the entities to propose and confirm a plan of reorganization or to convert the case to a Chapter 7 case; (f) the ability of the entities to obtain and maintain normal terms with vendors and service providers; (g) the ability of the entities to maintain contracts that are critical to its operations; (h) the potential adverse impact of the Chapter 11 case on the entities liquidity or results of operations; (i) government actions or initiatives, including (1) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials, (2) regulation of the advertisement of tobacco products, or (3) significant changes in postal regulations or rates; (j) increases in paper and printing prices; (k) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally, or with respect to the adult male market; (l) effects of the consolidations taking place among businesses which are part of the magazine distribution system; (m) uncertainty with regard to the future market for entertainment, e-commerce and advertising by way of the Internet; and (n) the impact on advertising sales of a slow-down or possible recession in the economy, an increasingly competitive environment and competition from other content and merchandise providers. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

OVERVIEW

Penthouse International, Inc. ("PII") owns 99.5% of General Media and will own, subject to the procedural requirements of Florida corporate law discussed below, 100% of Del Sol Investments, LLC.

Del Sol LLC owns 99.5% of Del Sol Investments S.A. de C.V. ("Del Sol SA"), a Mexican real estate development company which owns by contract 370.5 acres of land with ocean frontage in Zihuatanejo, State of Guerrero, Mexico (the "Property"). The Property is a planned resort development in the resort area known as Ixtapa. We plan to develop the Property in several phases, including a themed resort, a golf course, residential development and timeshare facilities. We also intend to utilize financing secured by the property for general corporate purposes. The property asset may be included as collateral, or other contribution, in the Plan of Reorganization for General Media, Inc. and its subsidiaries which are subject to Chapter 11 proceedings. The beneficial owner of a majority of the outstanding PII common stock has retained bankruptcy counsel and investment bankers to provide advice on the use of the Property in connection with the proceedings.

General Media is a brand-driven global entertainment company founded in 1965 by Robert C. Guccione. General Media caters to men's interests through various trademarked publications, movies, the Internet, adult entertainment clubs and consumer product licenses. General Media's flagship PENTHOUSE brand is widely identified with premium entertainment for adult audiences. Its trademarks are licensed to third parties worldwide in exchange for recurring royalty payments.

RECENT DEVELOPMENTS

         ACQUISITION OF DEL SOL

On November 6, 2003, we entered into a Membership Interest Purchase Agreement with Del Sol Investments, GP a California general partnership under which we will acquire 100% of the membership interests of Del Sol Investments, L.L.C., an Arizona limited liability (formerly known as Mortgage Capital Fund One, L.L.C.) in exchange for 30,000,000 shares of our common stock and 10,500,000 shares of Series C Preferred Stock, having an aggregate liquidation preference of $105 million and a cumulative preferred dividend of 4% of the liquidation preference per year, payable quarterly in kind. In addition, we agreed to issue 3,000,000 shares of common stock and 1,050,000 shares of Series C Preferred Stock to ANL Capital GP as a consulting fee equal to 10% of the consideration received by the sellers. The shares of Series C Preferred, when issued pursuant to an amendment and restatement of our articles of incorporation that has been approved by the holders of the requisite number of outstanding shares of our capital stock ,will convertible into common shares at $3.00 per share and may not be converted until our common stock is listed on a recognized national stock exchange. The Del Sol LLC transaction set forth in the Purchase Agreement will close when the amendment to our articles of incorporation is recorded with the state of Florida and we have issued and delivered the preferred stock consideration described hereinabove, as well as our completion of any other legal requirements that may be required to consummate the transaction.

At the time the Purchase Agreement was entered into, Del Sol Investments, LLC owned 99.5% of Del Sol Investments, S.A. de C.V., which owns by contract real estate consisting of 150 hectares (370.5 acres) of land with ocean frontage in the city and harbor of Zihuatanejo, State of Guerrero, Mexico and a lease of adjacent land presently used as a cattle ranch and coconut plantation (the "Property"). The Property is a planned resort development in the resort area known as Ixtapa.

         CHANGE IN CONTROL

In a series of simultaneous transactions related to the acquisition of Del Sol, LLC, beneficial ownership of 127,500,000 shares of our outstanding common stock was transferred from General Media International, Inc. ("GMII") to Dr. Luis Enrique Fernando Molina and The Molina Vector Investment Trust.

         RECENT OPERATING RESULTS

Consolidated net revenue for the month of October was $4,139,791, up from $1,474,053 in September, an increase of $2,665,738. Consolidated operating income for the month of October was $882,763, up from a loss of $213,204 in September, an increase of $1,095,967. After giving effect to bankruptcy restructuring expense of $696,569 and $544,075 in October and September, respectively, after tax net income in October was $149,414 versus a loss of $877,259 in September, an increase of $1,026,673. The increase in net revenue, net operating income and after tax net income was principally attributable to General Media resuming full publication of its six magazines. The above information has not been reviewed by our independent auditors.

CHAPTER 11 BANKRUPTCY FILING

PII is the holder of 99.5% of the common stock of General Media, Inc. and subsidiaries ("General Media"). The Company is majority owned by General Media International, Inc. ("GMI"). On August 12, 2003, General Media and its direct and indirect subsidiaries, General Media Art Holdings, Inc., General Media Communications, Inc., General Media Entertainment, Inc., General Media (UK), Ltd., GMCI Internet Operations, Inc., GMI On-Line Ventures, Ltd., Penthouse Images Acquisitions, Ltd. and Pure Entertainment Telecommunications, Inc., (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Debtors are managing their properties and operate their businesses as "debtors-in-possession" subject to the jurisdiction, supervision and orders of the Bankruptcy Court (Case No. 03-15078) and in accordance with Sections 1107(a) and 1108 of the Bankruptcy Code. Penthouse International, Inc. ("PII") did not file for protection.

The Debtors filed a motion on November 26, 2003 to extend the time in which they have the exclusive right to file a reorganization plan and solicit acceptances of such plan form December 1, 2003 and February 8, 2004, respectively to February 9, 2004 and March 9, 2004, respectively. If the motion is not granted, the assets of the Debtors risk being auctioned.

Additional information concerning the Chapter 11 proceeding can be found in the Notes to Condensed Consolidated Financial Statements. For additional information, Reference is made to publicly available documents filed with the bankruptcy court to determine the most current status of all matters related to the bankruptcy case of General Media.

OVERVIEW

Beginning in 1995, General Media developed its Internet website with the introduction of Penthousemag.com through which it began digitally distributing our proprietary content. It operates through the domain name www.Penthouse.com where members pay subscription fees for access to our content.

General Media also holds significant intellectual property and other intangible assets. It owns various trademarks developed over 37 years, which we believe are commercially valuable, including PENTHOUSE, FORUM, VARIATIONS, PENTHOUSE LETTERS, THE THREE KEY LOGO, THE ONE KEY LOGO, PET OF THE YEAR, PENTHOUSE PET, MIND & MUSCLE POWER, HOT TALK, PENTHOUSE COMIX and PENTHOUSE MEN'S ADVENTURE COMIX. Through the publication of its magazines General Media has also accumulated a library of approximately one million photographic images. General Media seeks to protect its trademarks through registration and periodic infringement enforcement. General Media regularly evaluates requests to license its brands, its video library or to participate in other commercial ventures by contributing its trademarks, including events with its PENTHOUSE PETS. General Media's trademarks and copyrights are critical to the success and potential growth of all of our businesses.

Beginning in the third quarter of 2002, General Media began to license trademarks to select adult entertainment clubs in consideration for a percentage of the gross revenue of the clubs.

General Media is currently generating revenues in three industry segments: publishing, online and entertainment. The publishing segment is engaged in publication of PENTHOUSE magazine and the Affiliate Publications, the licensing of our trademarks to publishers in foreign countries, for use on various consumer products and, starting in 2002, for use in the operation of adult entertainment clubs. The online segment is engaged in the sale of memberships to General Media's Internet Site, the sale of advertising banners posted on the Internet Site and, starting in 2001, the sale of adult-oriented consumer products through our online store. The entertainment segment provides a number of adult-oriented entertainment products and services, including pay-per-call telephone lines, digital video discs, videocassettes and pay-per-view programming.

During the nine months ended September 30, 2003, net revenues declined by 36.0% from the comparable period in 2002. This decline is primarily attributable to General Media being unable to print and distribute PENTHOUSE, PENTHOUSE LETTERS and GIRLS OF PENTHOUSE magazines during May 2003 and all of its publications during June 2003. In July 2003 the Company was unable to print issues of FORUM and VARIATION. In the month of August 2003, the Company was able to distribute PENTHOUSE, PENTHOUSE LETTERS and GIRLS OF PENTHOUSE magazines, but was unable to print issues of FORUM, VARIATIONS and DIGEST and in September, PENTHOUSE, PENTHOUSE LETTERS and VARIATIONS were delayed. These disruptions in magazine distribution (collectively the "Disrupted Publications") were a result of the need to reach an agreement with printing contractors, paper suppliers and magazine distributor regarding past due invoices. An agreement for these services was reached in the Chapter 11 proceeding resulting in the publication of six magazines commencing November, 2003.

Management was successful in reducing selling, general and administrative during the nine months ended September 30, 2003, by 24.5% from the comparable period in 2002 as a result of cost reduction measures implemented during 2002 and 2003 and tight controls over cash spending in 2003.

Income from operations decreased 96.7% during the nine months ended September 30, 2003, primarily as a result of the effect of the lost revenue from the Bankruptcy and delayed issuance of the magazines, and impairment charges on assets in the amount of $2.2 million, partially offset by reduced selling, general and administrative expenses. The impairment charges on assets resulted from an impairment of fixed asset leasehold improvements as a result of uncertainty that we would remain in our current principal office to the end of the lease term and an impairment of our collection of works of art and other collectibles as a result of the Bankruptcy.

Operating margins decreased from 12.9% to 4.7%, for the nine months ending September 30, 2002 and 2003, respectively, primarily as a result of the same factors as the decrease in income from operations.

Net income was $0.7 million for the nine months ended September 30, 2002, compared to a net loss of $3.8 million for the nine months ended September 30, 2003, a decrease of $4.5 million, primarily as a result of the same factors given above.

EBITDA decreased from $5.8 million to $2.6 million, a decrease of $3.2 million in the comparable quarters.

EBITDA during the nine months ended September 2002 and 2003 was computed as follows:

                                                   EBITDA (1)
                                                  Nine Months
                                                  September 30,
                                                  (Unaudited)
                                                2002        2003
                                                ----        ----
         Net income (loss)                     $  0.7     $ (3.8)
         Adjusted for:
           Interest expense, net                  5.5        3.9
           Loss on impairment of assets          --          2.2
           Reorganization expenses               --          0.9
           Tax adjustment                        --         (0.8)
           Depreciation                           0.4        0.3
           Gain on forgiveness of debt           --         (0.2)
           Debt restructuring costs              --          0.1
           Gain on sale of officer's life
               insurance                         (0.8)      --
                                               -------    -------
                                               $  5.8     $  2.6
                                               =======    =======

(1) EBITDA represents income from operations before interest expense, interest income, loss on impairment of assets, reorganization expenses, tax adjustments, depreciation, gain on forgiveness of debt, debt restructuring costs and gain on sale of officer's life insurance. We evaluate our operating results based on several factors, including EBITDA. We consider EBITDA an important indicator of the operation strength and performance of our ongoing businesses, including our ability to provide cash flows to pay interest, service debt and fund capital expenditures. EBITDA also eliminates the impact of how we fund our businesses and the effect of changes in interest rates, which are not necessarily indicative of our operating performance. EBITDA should not be considered an alternative to any measure of performance or liquidity under accounting principles generally accepted in the United States of America. EBITDA should not be inferred as more meaningful than any of those measures.

The following table sets forth our selected quarterly data for the nine months and three months ended September 30, 2002 and 2003:

                                                  Nine Months            Three Months
                                                 September 30,           September 30,
                                                 -------------           -------------
                                             2002            2003     2002           2003
                                             ----            ----     ----           ----
          Net revenues                      $42.1           $27.0    $11.8           $8.2
          Income (loss) from operations       5.4             0.2      0.3           (0.7)
          Net income (loss)                   0.7            (3.8)    (1.5)          (1.5)

We have undertaken or are planning the following actions during 2003, which are primarily directed at improving its revenue generating capability, with the intention of improving its cash flow:

         o Developing a reorganization plan for General Media's operations as part of the Chapter 11 Bankruptcy Proceeding in an effort to improve the performance of its operations;

         o Expanding royalty income through the licensing of its trademarks to additional adult entertainment clubs. A new club in New York, New York was opened by a licensee in June 2003;

         o Attracting capital in the form of upfront license payments from club licensing, and indirect additional risk capital for the construction of branded club facilities, including the New York facility, which will assist in growing its licensing income;

         o Evaluating opportunities to establish partnerships with third party content companies to produce a larger number of movies to be distributed using the Penthouse trademarks;

         o Evaluating opportunities to expand the licensing of its trademarks;

         o Exploring the possibility of establishing relationships with other companies to find better ways to generate revenue from its large collection of pictorial inventory and to reach a wider audience on the Internet.

RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. 2002)
----------------------------------------------------------------------

NET REVENUES
------------

Total net revenues were $11.8 million for the three months ended September 30, 2002, compared to revenues of $8.2 million for the three months ended September 30, 2003, a decrease of $3.6 million. This decrease was a combination of $3.3 million from General Media's Publishing Segment, $0.1 million from General Media's Entertainment Segment and $0.2 million for the Online Segment.

                                                      Net Revenue
                                                      Three Months
                                                      September 30,
                                                   2002           2003
                                                   ----           ----
         Publishing Segment                        $9.7           $6.4
         Online Segment                             1.7            1.5
         Entertainment Segment                      0.4            0.3
                                                  ------          -----
                                                  $11.8           $8.2
                                                  ======          =====

PUBLISHING SEGMENT
------------------

The decrease in revenue in the publishing segment was primarily attributable to a decrease in Newsstand revenues, as a result of a decrease in the number of copies of Penthouse magazine and the Affiliate Publications sold. Newsstand revenues decreased $1.9 million, from $5.8 million in 2002 to $3.9 million for the three months ended September 30, 2003. This decrease is primarily attributable to our being unable to distribute the Disrupted Publications in the months of July, August and September described in the Overview above, which was caused by our liquidity problems. Newsstand sales have also been adversely affected by the continued weakness in the economy, by the continued loss of newsstand distribution outlets due to the change in social climate towards men's magazines, by advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet, as well as ongoing acquisitions and consolidations of companies in the magazine distribution industry which have for several years resulted in a reduction in the number of outlets carrying General Media's magazines. To attempt to offset this decline, General Media has implemented special marketing strategies aimed at developing new outlets for its magazines and rewarding growth in sales by distributors.

Advertising revenue represented $1.0 million of the publishing segment revenue decrease, dropping from $1.7 million for the three months ended September 30, 2002 to $0.7 million for the three months ended September 30, 2003. This decrease is primarily attributable to our being unable to distribute the Disrupted Publications in the months of July, August and September 2003. This decrease is also attributable to a decrease in the number of advertising pages sold per issue and a decrease in the average rate per page of advertising pages sold in PENTHOUSE magazine and the Affiliate Publications.

Subscription revenue accounted for $0.8 million of the decrease in our publishing segment, decreasing from $1.6 million for the three months ended September 30, 2002 to $0.8 million for the three months ended September 30, 2003 due. The decrease is primarily due to our inability to distribute the Disrupted Publications in the months of July, August and September 2003. In addition, the decrease is partially attributable to a decrease in the number of subscription copies sold per issue as a result of a decrease in the number of subscription acquisition direct mailings done in the current year and a slight decrease in the rate per copy sold of PENTHOUSE magazine.

Revenues from licensing of foreign editions increased from $0.4 million for the three months ended September 30, 2002 to $0.5 million for the three months ended September 30, 2003.

ONLINE SEGMENT
--------------

The decrease in revenue in the online segment is primarily attributable to a decrease in revenue from the sale of memberships to the Internet Site of $0.2 million. The decrease in revenue resulted from a decrease in the average price of the memberships sold and a decrease in the number of members as compared to the prior year. Sales of memberships have been adversely affected by the negative publicity and disruptions to credit card processing and hosting services caused by the Bankruptcy. In addition sales were adversely affected the declining circulation of General Media's magazines that provide a major source of advertising for the site.

ENTERTAINMENT SEGMENT
---------------------

The decrease in revenue in the entertainment segment was primarily due to General Media's video business. Revenues of the video business were $0.3 million for the three months ended September 30, 2002 compared to $0.2 million for the three months ended September 30, 2003, a decrease of $0.1 million. Revenues for the three months ended September 30, 2003 were lower due to fewer new movies being produced and released for sale during the last 12 months. The amount of video business revenues earned in each period varies with the timing of new contracts for the production and distribution of movies.

Revenues from General Media's pay-per-call business were $0.1 million for the three months ended September 30, 2002 compared to $0.2 million for the three months ended September 30, 2003, an increase of $0.1 million.

PUBLISHING - PRODUCTION, DISTRIBUTION, PICTORIAL AND EDITORIAL
--------------------------------------------------------------

Publishing-production, distribution, pictorial and editorial expenses were $5.1 million and $2.4 million for the three months ended September 30, 2002 and 2003, respectively, a decrease of $2.7 million. The decrease is primarily due to General Media's inability to print and distribute the Disrupted Publications in the months of July, August and September 2003, as explained above.

Paper costs were $1.6 million and $0.8 million for the three months ended September 30, 2002 and 2003, respectively, representing $0.8 million of the decrease. Printing costs were $1.8 million for the three months ended September 30, 2002, compared to $0.9 million for the three months ended September 30, 2003, representing $0.9 million of the decrease. These decreases are primarily the result of our being unable to distribute a majority of our magazines in the months of July, August and September 2003, as explained above. In addition, the decreases were the result of negotiating reductions in the price of paper and printing costs, by changing the grades of paper used to produce the magazines and by changing their design to improve production efficiencies.

Distribution costs were $0.9 million and $0.5 million for the three months ended September 30, 2002 and 2003, respectively, a decrease of $0.4 million. The decrease is primarily the result of General Media being unable to distribute the Disrupted Publications in the months of July, August and September 2003.

Pictorial and editorial costs were $0.8 million and $0.3 million for the three months ended September 30, 2002 and 2003, respectively, a decrease of $0.5 million. The decrease is primarily the result of General Media being unable to distribute the Disrupted Publications in the months of July, August and September 2003.

ONLINE - DIRECT COSTS
---------------------

Direct costs for the online segment were $30,000 and $38,000 for the three months ended September 30, 2002 and 2003, respectively, an increase of $8,000. The increase is primarily attributable to an increase in fees paid to content providers.

ENTERTAINMENT - DIRECT COSTS
----------------------------

Entertainment direct costs were $0.2 million for both the three months ended September 30, 2002 and 2003.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

Selling, general and administrative expense was $5.7 million for the three months ended September 30, 2002, compared to $4.6 million for the three months ended September 30, 2003, a decrease of $1.1 million. The decrease is primarily due to a decrease in legal expense of $0.3 million, consulting expense of $0.2 million, data processing expense of $0.2 million, bank charges of $0.2 million, subscription acquisition cost of $0.2 million, promotional expense of $0.1 million, fulfillment expense of $0.1 million, security expense of $0.1 million and commission expense of $0.1 million. This was partially offset by an increase in professional fees of $0.4 million for the three months ended September 30, 2003.

Selling, general and administrative expenses for the Publishing Segment were $2.4 million for the three months ended September 30, 2002, compared to $1.9 million for the three months ended September 30, 2003, a decrease of $0.5 million. The decrease is primarily due to a decrease in subscription acquisition expenses of $0.2 million, fulfillment expense of $0.1 million and promotional expense of $0.1 million and commission expense of $0.1 million during the three months ended September 30, 2003.

Selling general and administrative expenses for the online segment were $0.8 million for the three months ended September 30, 2002, compared to $0.3 million for the three months ended September 30, 2003, a decrease of $0.5 million. The decrease is primarily attributable to a decrease in data processing expense of $0.2 million, a decrease in bank charges of $0.2 million and a decrease in salaries and benefits of $0.1 million during the three months ended September 30, 2003.

Selling, general and administrative expenses for the entertainment segment were $0.1 million for both the three months ended September 30, 2002 and 2003.

Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $2.4 million for the three months ended September 30, 2002, compared to $2.3 million for the three months ended September 30, 2003, a decrease of $0.1 million. This decrease is primarily attributable to decreased legal expense of $0.3 million, consulting fees of $0.1 million and security expense of $0.1 million. This decrease was partially offset by an increase in professional fees of $0.4 million for the three months ended September 30, 2003.

LOSS ON IMPAIRMENT OF ASSETS
----------------------------

We have provided for the impairment of certain of General Media's assets in the amount of $1.1 million a charge for the impairment of our collection of works of art and other collectibles on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2003. The charge for impairment of the collection of works of art and other collectibles is being provided because there is significant risk that General Media will be required to liquidate these assets under less than favorable conditions as a result of the Bankruptcy.

BAD DEBT EXPENSE
----------------

Bad debt expense was $0.5 million for the three months ended September 30, 2002, compared to $0.3 million for the three months ended September 30, 2003, a decrease of $0.2 million. The decrease is primarily due to allowances recorded in the prior year for receivables from our video distributor of $0.1 million and for telephone services of $0.1 million.

RENT EXPENSE FROM AFFILIATED COMPANIES
--------------------------------------

Rent expense from affiliated companies represents charges from an affiliated company for our use of the affiliate's facilities. The charge is based upon our proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $97,000 and $28,000 for the three months ended September 30, 2002 and September 30, 2003, respectively.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization expense was $0.1 million for both the three months ended September 30, 2002, and September 30, 2003, respectively.

INCOME (LOSS) FROM OPERATIONS
-----------------------------

As a result of the above-discussed factors, income from operations was $0.3 million for the three months ended September 30, 2002, compared to a loss of $0.7 million for the three months ended September 30, 2003.

INTEREST EXPENSE
----------------

Interest expense was $1.8 million for the three months ended September 30, 2002, compared to $0.7 million for the three months ended September 30, 2003, a decrease of $1.1 million. This decrease is due to a decrease in the total outstanding principal amount of General Media's Series C Notes during the period up to August 12, 2003 and not having any interest on the Series C Notes after that date due to the bankruptcy.

REORGANIZATION EXPENSES
-----------------------

We have incurred $0.9 million of bankruptcy expenses during the nine months ended September 30, 2003, which principally relates to professional fees related to the Bankruptcy.

GAIN ON FORGIVENESS OF DEBT
---------------------------

The gain on forgiveness of debt of $0.2 million for the three months ended September 30, 2003 was due to relief of certain liabilities after filing for Chapter 11 bankruptcy.

DEBT RESTRUCTURING EXPENSES
---------------------------

We incurred $0.1 million of debt restructuring expenses during the nine months ended September 30, 2003, which principally relate to fees associated with the DIP Financing.

INTEREST INCOME
---------------

Interest income was $0.04 million for the three months ended September 30, 2002, compared to no interest income for the three months ended September 30, 2003, a decrease of $0.04 million. The decrease is due to a decrease in the amount of cash available for investment during the current year.

INCOME (LOSS) BEFORE THE PROVISION FOR INCOME TAXES
---------------------------------------------------

As a result of the above discussed factors, loss before income tax expense for the three months ended September 30, 2002 was $1.5 million, compared to a loss before income tax expense of $2.3 million for the three months ended September 30, 2003.

RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. 2002)
---------------------------------------------------------------------

NET REVENUES
------------

Total net revenues were $42.1 million for the nine months ended September 30, 2002, compared to revenues of $27.0 million for the nine months ended September 30, 2003, a decrease of $15.1 million. This decrease was a combination of $13.8 million from General Media's Publishing Segment, $0.2 million from General Media's Entertainment Segment and $1.1 million for the Online Segment.

                                                    Net Revenue
                                                    Nine Months
                                                   September 30,
                                                    (thousands)
                                                2002           2003
                                                ----           ----
         Publishing Segment                     $35.2          $21.4
         Online Segment                           5.6            4.5
         Entertainment Segment                    1.3            1.1
                                                ------         ------
                                                $42.1          $27.0
                                                ======         ======

PUBLISHING SEGMENT
------------------

The decrease in revenue in the publishing segment was primarily attributable to a decrease in Newsstand revenues, as a result of a decrease in the number of copies of Penthouse magazine and the Affiliate Publications sold. Newsstand revenues decreased $8.8 million, from $21.4 million in 2002 to $12.6 million for the nine months ended September 30, 2003. This decrease is primarily attributable to our being unable to distribute the Disrupted Publications in the months of May, June, July, August and September 2003, as explained above, the continued weakness in the economy, the impact of the war in Iraq which caused an industry wide decrease in magazine sales, the unusually severe weather in many parts of the country during the first two months of 2003 and by the continued loss of newsstand distribution outlets due to the change in social climate towards men's magazines, advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet, as well as ongoing acquisitions and consolidations of companies in the magazine distribution industry which have for several years resulted in a reduction in the number of outlets carrying our magazines. To attempt to offset this decline, we have implemented special marketing strategies aimed at developing new outlets for our magazines and rewarding growth in sales by distributors.

Over the last several years, the number of newsstand copies of PENTHOUSE magazine and the Affiliate Publications sold per issue has been decreasing. From September 30, 1999 to September 30, 2003, PENTHOUSE magazine and the Affiliate Publications domestic average monthly newsstand circulation decreased by 44%. The decrease in circulation was due to our inability to distribute the Disrupted Publications during the months of May, June, July, August and September 2003, as explained above, the impact of the war in Iraq which caused an industry wide decrease in magazine sales, the unusually severe weather in many parts of the country during the first two months of 2003, the loss of several newsstand distribution outlets due to the change in the social climate towards men's magazines, advances in electronic technology, as outlined above, and ongoing acquisitions and consolidations of companies in the magazine distribution industry. General Media is attempting to increase newsstand sales though the use of special marketing strategies we have implemented aimed at developing new outlets for its magazines and rewarding growth in sales by distributors. General Media employs a direct newsstand sales force to call on wholesalers and retailers to promote our magazines and to provide information back to our corporate office on the success of our marketing efforts. However General Media's newsstand sales have fallen below that of the prior year due to the negative factors listed above and the weakness of the economy over the past few years that has resulted in an increase in the number of bankruptcies or near bankruptcies of companies within the magazine distribution system. We expect newsstand sales for the fourth quarter and the year to remain lower than the prior year as a result of these factors.

Advertising revenue represented $3.2 million of the publishing segment revenue decrease, dropping from $6.1 million for the nine months ended September 30, 2002 to $2.9 million for the nine months ended September 30, 2003. This decrease is primarily attributable to our being unable to distribute the Disrupted Publications in the months of May, June, July, August and September 2003, as explained above. In addition, there was a decrease in the number of advertising pages sold and a decrease in the average rate per page of advertising pages sold in PENTHOUSE magazine and the Affiliate Publications.

Advertising revenue for the first six months of 2003 was adversely affected by inability to distribute the Disrupted Publications in the months of May, June, July, August and September 2003, as explained above. The advertising revenues of PENTHOUSE magazine and the Affiliate Publications have been declining over the past several years. The primary reason for the decrease in advertising revenue has been the decrease in the average monthly circulation of our magazines, which has the effect of decreasing advertising rates and making our magazines less attractive to advertisers. In addition, many advertisers scaled back advertising in PENTHOUSE magazine during 2002 and the early part of 2003 as a result of the continuing weakness in the economy, and many cigarette companies have either suspended or scaled back advertising in magazines as a result of increased pressure from regulatory agencies and concerns over litigation against tobacco companies. There has also been a steady decrease in pay-per-call advertising over the past several years as competition in the pay-per-call industry has caused rates per minute to decrease and as pay-per-call services have attracted less of an audience in recent years. In addition, the delays in the distribution of the magazines and negative affects of our Chapter 11 bankruptcy filing on customer goodwill have adversely affected our sales efforts. We are also pursuing advertisers in many other industries in an attempt to improve our advertising revenue. We believe, however, that due to the above mentioned negative factors, 2003 advertising revenues will fall below 2002 revenue.

Subscription revenue accounted for $2.5 million of the decrease in our publishing segment, decreasing from $5.6 million for the nine months ended September 30, 2002 to $3.1 million for the nine months ended September 30, 2003. This decrease is primarily attributable to our being unable to distribute the Delayed and Suspended Publications in the months of May, June, July, August and September 2003, as explained above. In addition, there was a decrease in the number of subscription copies sold per issue as a result of a decrease in the number of subscription acquisition direct mailings done in the current year, and by a slight decrease in the rate per copy sold of PENTHOUSE magazine. This was partially offset by a slight increase in the rate per copy sold of the Affiliate Publications.

We have experienced a steady decline in the number of sales of subscription copies of PENTHOUSE magazine and the Affiliate Publications over the past several years. We believe the reasons for the decrease are similar to the reasons for the declining newsstand sales. Subscription revenue also decreased as a result of a decrease in the number of subscription acquisition direct mailings done over the past two years. In the first quarter of 2003 we decreased the subscription prices of the magazines in an effort to attract more subscribers and we have elected to cancel subscription direct mailings that had been planned for the first nine months of 2003 due to our liquidity problems. The level of expected revenue from subscriptions is heavily dependent on the number of subscription acquisition direct mailings done during the year. We also expect a decrease in new customer orders as a result of the delays in the distribution of the magazines mentioned above and the negative affects of our Chapter 11 bankruptcy filing on customer goodwill, although the impact of these factors is not yet known. We therefore expect subscription revenues to fall below that of 2002.

Revenues from licensing of foreign editions increased from $1.2 million for the nine months ended September 30, 2002 to $1.4 million for the nine months ended September 30, 2003, an increase of $0.2 million.

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

ONLINE SEGMENT
--------------

The decrease in revenue in the online segment is primarily attributable to a decrease in revenue from the sale of memberships to the Internet Site of $1.1 million. The decrease in revenue resulted from a decrease in the average price of the memberships sold and a decrease in the number of members as compared to the prior year. Sales of memberships have been adversely affected by the weakness in the economy and declining circulation of the Company's magazines that provide a major source of advertising for the site. In October 2002, we increased the price of memberships to the Internet Site and eliminated some lower priced options in order to increase the average price paid for memberships going forward. We also redesigned the site to add more features and content to make it more appealing to members. These changes have helped to encourage members to retain their memberships for longer periods of time and increase the average price of memberships. However, the increased pricing has also lead to a decrease in the number of members. We expect the average price of memberships to continue to increase as new members are added at the higher prices. We also plan to enter into cross-marketing programs with other web sites to increase the amount of traffic coming to the Internet Site.

Revenues from the online segment, which began declining during 2001, primarily as a result of the use of more aggressive credit card validation methods required to comply with Visa's requirements, continued to decline in 2002 as a result of decreases in the pricing of its memberships. As explained above, revenue has also decreased in the first nine months of 2003 as compared to the prior year. Revenue in the first nine months of 2003 has been negatively impacted by temporary disruptions in operations caused by problems with vendors and service providers because of past due invoices as a result of our liquidity problems and subsequent bankruptcy filing, as well as weakness in the economy which has caused revenue to fall below that of the prior year. Revenue in the fourth quarter of 2003 will depend on the strength of the economy during the remainder of 2003, which is uncertain at this time and our ability to maintain normal operations while operate under Chapter 11 of the Bankruptcy Code. Visa has recently announced a tightening of its chargeback limits effective October 1, 2003. We do not believe we will need to improve our validation methods any further to meet the new requirements and the change will have no material effect on the sales of memberships to the Internet Site. However, Visa has the right to modify the maximum allowable chargeback level at any time. Should Visa decide to reduce the maximum chargeback level, we may need to intensify our validation methods further to meet the new requirements, which would result in a decrease in the number of customers who would be accepted as members of the Internet Site. MasterCard established its own regulations for maximum chargeback and refund levels that went into effect in April 2002. General Media's chargeback and refund levels have remained well within those required by MasterCard's regulations and these regulations have had no material effect on the sales of memberships to the Internet Site. There is also the possibility that one or more of the credit card companies may decide to stop processing adult on-line internet transactions altogether, which most likely would result in a decrease in online revenues. We believe revenues from the advertising banners in the Internet Site for 2003 will fall below that of 2002. However we have added several links to other sites in place of traditional ads, that are generating revenue roughly equivalent to the amounts generated by traditional advertisements sold in the prior year. The revenue from these links is expected to offset any decline experienced from the decrease in advertising banners. Revenue from the online store in 2003 is expected to remain fairly consistent with that of 2002.

ENTERTAINMENT SEGMENT
---------------------

The decrease in revenue in the entertainment segment was primarily due to General Media's declining video business. Revenues of the video business were $0.9 million for the nine months ended September 30, 2002 compared to $0.6 million for the nine months ended September 30, 2003, a decrease of $0.3 million. Revenues for the nine months ended September 30, 2003 were lower due to fewer new movies being produced and released for sale during the last 12 months. The amount of video business revenues earned in each period varies with the timing of new contracts for the production and distribution of movies.

Revenues from General Media's pay-per-call business were $0.4 million and $0.5 million for the nine months ended September 30, 2002 and 2003, respectively, an increase of $0.1 million.

Revenues from the Entertainment Segment have been declining over the past few years as a result of decreases in our video business revenues and demand for pay-per-call services. Our video business revenues for the nine months ended September 30, 2003 have decreased over the prior year for the reasons stated above and are expected to remain below the prior year levels for the remainder of the 2003. Future results will depend on how quickly General Media is able to reach agreements with prospective partners in producing and distributing the movies, the timing of the movie releases and our ability to maintain normal operations while we operate under Chapter 11 of the Bankruptcy Code. We are also working with our pay-per-call service provider to increase the revenue of the pay-per-call business through improved marketing and coordination of efforts by the two companies.

PUBLISHING - PRODUCTION, DISTRIBUTION, PICTORIAL AND EDITORIAL
--------------------------------------------------------------

Each of the following were caused by General Media being unable to distribute the Disrupted Publications in May, June, July, August and September, 2003:

         o Publishing-production, distribution, pictorial and editorial expenses were $16.7 million and $9.7 million for the nine months ended September 30, 2002 and 2003, respectively, a decrease of $7.0 million.

         o Paper costs were $5.7 million and $3.2 million for the nine months ended September 30, 2002 and 2003, respectively, representing $2.5 million of the decrease. Printing costs were $6.0 million for the nine months ended September 30, 2002, compared to $3.6 million for the nine months ended September 30, 2003, representing $2.4 million of the decrease. In addition, the decreases were the result of negotiating reductions in the price of paper and printing costs, by changing the grades of paper used to produce the magazines and by changing their design to improve production efficiencies.

         o Distribution costs were $2.8 million and $1.8 million for the nine months ended September 30, 2002 and 2003, respectively, a decrease of $1.0 million.

         o Pictorial and editorial costs were $2.2 million and $1.2 million for the nine months ended September 30, 2002 and 2003, respectively, a decrease of $1.0 million.

General Media has been steadily reducing its publishing-production, distribution and editorial expenses over the past several years by reducing the number of copies printed, reducing the number of pages per issue, negotiating reductions in paper and printing costs. General Media has also changed the grades of paper used to produce the magazines and changing their design to improve production efficiencies. We expect expenses to be lower due to the cost saving measures taken during 2002 and further reductions in the number of copies printed, partially offset by increases in printing costs as a result of increases for inflation contained in contracts with our printers. Paper prices are expected to remain stable for the near future. However, paper prices tend to be volatile and a large increase in prices could have a material adverse affect on our cash flows and profitability.

ONLINE - DIRECT COSTS
---------------------

Direct costs for the online segment were $0.1 million for both the nine months ended September 30, 2002 and 2003, respectively. Direct costs are expected to increase at about the same rate as inflation in future years.

ENTERTAINMENT - DIRECT COSTS
----------------------------

Entertainment direct costs were $0.5 million for the nine months ended September 30, 2002 and $0.3 million for the nine months ended September 30, 2003, a decrease of $0.2 million. The decrease in entertainment direct costs was due to lower levels of production of films during the first nine months of 2003. Direct costs for the remainder of 2003 are expected to remain below prior year levels and to increase in 2004 and thereafter due to increased levels of production of films and inflation.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

Selling, general and administrative expense was $18.2 million for the nine months ended September 30, 2002, compared to $13.7 million for the nine months ended September 30, 2003, a decrease of $4.5 million. The decrease is primarily due to a decrease in salaries and benefits of $1.6 million, subscription acquisition expenses of $1.1 million, legal expense of $0.6 million, bank charges of $0.3 million, promotional expense of $0.2 million, data processing expenses of $0.2 million, service contract expense of $0.2 million, consulting expense of $0.1 million, fulfillment expense of $0.1 million, security expense of $0.1 million, commission expense of $0.1 million, dues and subscription expense of $0.1 million and initial placement allowance expense of $0.1 million This was partially offset by an increase in professional fees of $0.3 million for the nine months ended September 30, 2003.

Selling, general and administrative expenses for the Publishing Segment were $7.9 million for the nine months ended September 30, 2002, compared to $6.2 million for the nine months ended September 30, 2003, a decrease of $1.8 million. The decrease is primarily due to a decrease in subscription acquisition expenses of $1.1 million, promotional expense of $0.2 million, salaries and benefits of $0.1 million, commission expense of $0.1 million, fulfillment expense of $0.1 million, initial placement allowance expense of $0.1 million and promotional expense of $0.1 million during the nine months ended September 30, 2003.

Selling general and administrative expenses for the online segment were $2.4 million for the nine months ended September 30, 2002, compared to $1.3 million for the nine months ended September 30, 2003, a decrease of $1.1 million. The decrease is primarily attributable to a decrease in salaries and benefits of $0.5 million, bank charges of $0.3 million, data processing expense of $0.2 million and service contract expense of $0.1 million during the nine months ended September 30, 2003.

Selling, general and administrative expenses for the entertainment segment were $0.3 million for both the nine months ended September 30, 2002 and 2003, respectively.

Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $7.6 million for the nine months ended September 30, 2002, compared to $6.0 million for the nine months ended September 30, 2003, a decrease of $1.6 million. This decrease is primarily attributable to decreased salaries and benefits of $1.0 million, legal expense of $0.6 million, security expense of $0.1 million, service contract expense of $0.1 million, dues and subscription expense of $0.1 million and consulting fees of $0.1 million. This decrease was partially offset by an increase in professional fees of $0.3 million and meal and travel expense of $0.1 million for the nine months ended September 30, 2003.

In future years we expect selling, general and administrative expenses to increase at about the same rate as inflation.

LEASEHOLD IMPROVEMENT IMPAIRMENT CHARGE
---------------------------------------

We provided for a leasehold improvement impairment charge of $1.1 million for the nine months ended September 30, 2003 because it is uncertain that we will remain in our principal office facilities to the end of the lease term.

LOSS ON IMPAIRMENT OF ASSETS
----------------------------

We have provided for the impairment of certain of our assets in the amount of $2.2 million consisting of a fixed asset leasehold improvement impairment charge in the amount of $1.1 million and a charge for the impairment of our collection of works of art and other collectibles in the amount of $1.1 million on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2003. The fixed asset leasehold improvement impairment charge is being provided because it is uncertain that the Company will remain in its principal office facilities to the end of the lease. The charge for impairment of the collection of works of art and other collectibles is being provided because there is significant risk that the Company will be required to liquidate these assets under less than favorable conditions as a result of the Bankruptcy.

BAD DEBT EXPENSE
----------------

Bad debt expense was $0.3 million for both nine months ended September 30, 2002 and 2003, respectively.

RENT EXPENSE FROM AFFILIATED COMPANIES
--------------------------------------

Rent expense from affiliated companies represents charges from an affiliated company for our use of the affiliate's facilities. The charge is based upon our proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.4 million and $0.2 million for the nine months ended September 30, 2002 and 2003, respectively.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization expense was $0.4 million for the nine months ended September 30, 2002, compared to $0.3 million for the nine months ended September 30, 2003, a decrease of $0.1 million. The decrease was primarily due to decreased spending on fixed assets.

INCOME FROM OPERATIONS
----------------------

As a result of the above-discussed factors, income from operations was $5.4 million for the nine months ended September 30, 2002 as compared to income of $0.2 million for the nine months ended September 30, 2003.

INTEREST EXPENSE
----------------

Interest expense was $5.6 million for the nine months ended September 30, 2002, compared to $3.9 million for the nine months ended September 30, 2003, a decrease of $1.7 million. This decrease is due to a decrease in the total outstanding principal amount of General Media's Series C Notes through August 12, 2003 and not being required to record any interest on the Series C Notes after that date due to the Bankruptcy.

REORGANIZATION EXPENSES
-----------------------

We have incurred $0.9 million of bankruptcy expenses during the nine months ended September 30, 2003, which principally relates to professional fees related to the Bankruptcy.

GAIN ON FORGIVENESS OF DEBT
---------------------------

The gain on forgiveness of debt of $0.2 million for the three months ended September 30, 2003 was due to relief of certain liabilities after filing for chapter 11 Bankruptcy.

DEBT RESTRUCTURING EXPENSES
---------------------------

We incurred $0.1 million of debt restructuring expenses during the nine months ended September 30, 2003, which principally relate to fees associated with the DIP Financing.

INTEREST INCOME
---------------

Interest income was $0.1 million for the three months ended September 30, 2002, compared to $0.003 million for the three months ended September 30, 2003, a decrease of $0.1 million. The decrease is due to a decrease in the amount of cash available for investment during the current year.

INCOME (LOSS) BEFORE THE PROVISION FOR INCOME TAXES
---------------------------------------------------

As a result of the above discussed factors, income before income tax expense for the nine months ended September 30, 2002 was $0.7 million, compared to a loss before income tax expense of $4.6 million for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

In addition to actions and plans relating to General Media's business and its Chapter 11 Reorganization proceeding, we plan to use the assets of Del Sol as an asset base to obtain financing for both Del Sol's resort development efforts and to support General Media's reorganization.

On August 12, 2003, as a result of principal payments due on outstanding Series C Notes and continuing operating losses, the Debtors filed voluntary petitions for relief under the Bankruptcy in the Bankruptcy Court.

Our ability to continue operations and execute any of the business plans described below is subject to many uncertainties, including our ability to develop a plan of reorganization and obtain equity or debt financing by the dates established by the DIP Financing and Bankruptcy Court. to avoid a public sale auction pursuant to section 363 of the Bankruptcy Code of all or substantially all of the Debtors assets, the availability of post-petition financing and the willingness of third parties to deal with the Debtors while they are involved in the Bankruptcy Proceeding. We cannot presently predict the outcome of these matters or the extent by which our equity ownership in the Debtors will be impaired

At September 30, 2002, we had $0.3 million in cash and cash equivalents, as compared to $0.7 million at September 30, 2003, an increase of $0.4 million. During the nine months ended September 30, 2003 there was a net increase in cash and cash equivalents of $0.5 million. The increase was due to $0.1 million in cash provided by operations, $2.0 million in advances from the DIP Financing and $1.6 million in collections from affiliated companies, partially offset by $3.3 million in mandatory principal payments for General Media's Series C Notes. At September 30, 2003, our current liabilities exceeded current assets by $8.7 million.

In March 2003, General Media was required to make principal and interest payments on its Series C Notes totaling $3.5 million. On April 14, 2003, the Indenture trustee issued a notice of default with respect to the principal payment. On April 15 and 16, 2003, General Media transferred additional funds (including $0.2 million made available through the repayment of an intercompany balance from GMI) and has fully paid the $2.0 million principal amount. In addition, a required interest payment in the amount of $1.5 million was not made timely. As a result, the Series C Notes became callable. On May 14, 2003, General Media and the Holders completed a letter agreement in which the Holders granted an extension of time for the payment of the overdue interest to May 30, 2003 in return for certain collateral and a guaranty from GMI (See Note 8 of the Notes to Condensed Consolidated Financial Statements). General Media paid the overdue interest on June 3, 2003, but failed to comply with several requirements of the letter agreement.

General Media also did not make a required principal payment in the amount of $1.3 million and a required interest payment of $0.05 million that was due on June 29, 2003, did not make a required interest payment on the Series C Notes of $1.5 million that was due on June 30, 2003 and did not deliver quarterly financial statements for the period ending March 31, 2003 (the "Financial Statements) to the holders of the Series C Notes as required by the indenture (the "Indenture") defining the relative rights of General Media and the Series C Note holders. On July 3, 2003, the holders of a majority of the principal amounts of the Notes (the "Holders") sent a notice to General Media advising it of the failure to make the required interest payment due on June 30, 2003, the failure to make required principal payment of $1.3 million that was due on June 29, 2003 and the failure to deliver the required Financial Statements. On July 8, 2003, the trustee issued a notice of event of default with respect to the principal payment and the Series C Notes became callable. The Series C Notes require interest payments of $5.7 million (including the unpaid and accrued interest) and principal payments of $39.9 million during the next twelve months plus default interest.

On August 12, 2003, General Media and the other Debtors filed for protection under Chapter 11 after negotiations with the holders of a majority of the principal amounts of the Holders failed to obtain a waiver of the defaults and to provide working capital for our operations. On October 3, 2003, two of the Holders finalized an agreement with General Media to provide up to $6.0 million of debtor-in-possession financing with interest at 13% per annum (the "Agreement" or "DIP Financing"). The Agreement limits the amount of advances under the DIP Financing to the amount of principal projected to be outstanding on a cumulative basis as was set forth on a budget provided by General Media on a schedule to the Agreement. Under the Agreement, General Media has drawn down approximately $2.6 million as of October 28, 2003, which is within the amount allowed for under the budget.

The Agreement also stipulates that by no later than December 1, 2003, General Media and the other Debtors must file a public auction sale motion pursuant to section 363 of the Bankruptcy Code of all or substantially all of General Media and the other Debtors' assets. [This deadline may be extended by the entry of an order by the Bankruptcy Court granting Debtors' Motion filed November 26, 2003 to extend certain deadlines in the Bankruptcy Case.] The bidding procedures for the public auction are to be conducted in a form and substance reasonably acceptable to the DIP lenders and the Indenture Trustee with a minimum bid of $23.5 million, plus the outstanding amount of the DIP loan at the time of closing, plus the outstanding amount of a carve-out of expenses for attorneys, accountants and other professionals retained in the Chapter 11 proceedings in an amount not to exceed $1.0 million and the outstanding amount of a carve out of expenses for Curtis Circulation Company, our magazine distributor, of an amount up to $0.5 million. The auction shall occur no later than December 21, 2003 with the sale of assets to the winning bidder to occur no later than January 15, 2004.

We are developing a plan of reorganization including negotiations with potential debt and equity investors to provide financing for the Debtors before deadlines set by the DIP Financing and the Bankruptcy Court to avoid the public auction of their assets. PII has retained bankruptcy counsel and investment bankers independent of those retained by the Debtors to assist in developing and financing a Plan of Reorganization for the Debtors. There can be no assurance that such a plan will be effectively developed, accepted by the requisite participants in the Bankruptcy Case or that it will be approved by the Bankruptcy Court. Further, there is no assurance that debt or equity financing will be available to fund such a plan or our other operations or that we will retain any equity in General Media as a result of the Bankruptcy. Even if an equity investor or alternative financing is available for a reorganization plan, there can be no assurance that such financing favorable terms under which we can retain these assets.

On July 22, 2003, the landlord for General Media's principal offices obtained a judgment from the Civil Court of The City Of New York against General Media for $0.4 million of unpaid rent and expenses. As of the date of the Bankruptcy filing, General Media owed a total of $1.0 million to the landlord consisting of the $0.4 million judgment plus additional rent and other expenses incurred up to the date of filing for Bankruptcy. On October 21, 2003, the Bankruptcy Court approved a settlement with the landlord that allowed the landlord to apply a security deposit held by the landlord in the amount of $1.0 million against the $1.0 million of pre-petition past due rent in exchange for an extension of time to assume or reject the lease to January 31, 2004. General Media has fully paid all its monthly rent obligations under the lease since the Bankruptcy and have until January 31, 2004 to decide if it will assume or reject the lease. Included in loss on impairment of assets is a fixed asset leasehold improvement impairment charge in the amount of $1.1 million in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2003. The impairment charge is necessary because it is uncertain that we will remain in our office facilities to the end of the lease term.

In connection with an amendment to the Distribution Agreement between Curtis Circulation Company ("Curtis") and the Debtors dated April 15, 2003, Curtis claims that it may deduct any amounts owed to it by GMI under the Agreement from monies owed to General Media under its distribution agreement with Curtis, which the Debtors dispute.

We have undertaken or are planning the actions described in "Overview, above, during 2003, which are primarily directed at improving our revenue generating capability, with the intention of improving our cash flow. Any or all of such actions will be effected by the Chapter 11 bankruptcy filing and will not generate sufficient improvements to cash flow to meet current debt service requirements. We are contemplating additional actions, to provide cash and reduce liabilities. However, there can be no assurances that we will be able to achieve such a result. All of such actions, but not actions taken by Del Sol SA or PII, are subject to the Bankruptcy Court's jurisdiction and the claims of various parties to the Bankruptcy proceeding.

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

Net cash used in operating activities was $2.1 million for the nine months September 30, 2002, compared to net cash provided by operating activities of $0.01 million for the nine months ended September 30, 2003. Net cash provided by operating activities for the nine months ended September 30, 2003 was derived by adjusting the net loss for the period by the effect of the loss on impairment of assets and other non-cash items, as well as a decrease in paper inventories, partially offset by a decrease in accounts payable, due to the timing of payments to vendors. Net cash used in operating activities for the nine months ended September 30, 2002 was derived by adjusting the net profit for the period by the effect of a gain from the sale of officer's life insurance policies and non-cash items as well as decreased accounts payable due to the timing of payments to vendors, during the nine months ended September 30, 2002. This was partially offset by decreased purchases of paper and pictorial inventory, decreased prepaid insurance balances, decreased spending on subscription acquisition drives and a reduction in circulation accounts receivable due to the timing of advance payments from the Company's newsstand distributor

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

Cash flows provided by investing activities were $0.9 million for the nine months ended September 30, 2002. The cash provided by investing activities was the result of the sale of certain officer's life insurance policies to an unrelated third party

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows used in financing activities were $1.2 million for the nine months ended September 30, 2002, compared to cash flows provided by financing activities of $0.4 million for the nine months ended September 30, 2003. Cash provided by financing activities for the nine months ended September 30, 2003 was the result of borrowings under the DIP Financing of $2.0 million, collections from GMI of $1.6 million, partially offset by $3.2 million in mandatory principal payments for General Media's Series C Notes. Cash used in financing activities for the nine months ended September 30, 2002 was the result of payments of $3.5 million in mandatory principal payments for its Series C Notes. This was partially offset by repayments of $1.3 million from GMI and $1.0 million in cash received against a loan from the principal shareholder.

Affiliated company advances at September 30, 2003 decreased $1.7 million from December 31, 2002. Up until the filing of the Bankruptcy Proceeding on August 12, 2003, General Media shared common indirect expenses for the benefit of GMI and affiliated companies, including accounting, personnel, management information systems, employee relations and other administrative services. During the nine months ended September 30, 2003, General Media charged GMI $0.2 million for these shared expenses. In addition, up until the filing of the Bankruptcy Proceeding, General Media was charged by GMI and its subsidiaries for the benefit of other corporate overhead costs, executive compensation and other costs, which principally relate to office space. During the nine months ended September 30, 2003, GMI charged General Media $0.3 million for these shared expenses. These allocations were based on factors determined by management of the Company and GMI to be appropriate for the particular item, including estimated relative time commitments of managerial personnel, relative number of employees and relative square footage of all space occupied. Management believes that the allocation method and amounts were reasonable. As part of the DIP Financing, the arrangement has been suspended and replaced by compensation payments to our Chairman/ Chief Executive Officer, and the Executive Vice President that may not exceed $41,667 and $12,500 per month, respectively, commencing August 2003.

DEBT

Our debt includes our DIP Financing and General Media's Series C Senior Secured Notes, which are both collateralized by substantially all of our assets. The DIP Financing, which bears interest at 13%, has a maturity date of January 31, 2004 and the Series C Notes, which bear interest at a rate of 15% per annum, have a maturity date of March 29, 2004. As of September 30, 2003, General Media's unpaid principal balance on the DIP Financing was $2.0 million and the unpaid balance in the Series C Notes was approximately $39.9 million.

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

On August 1, 2002, General Media and the Holders entered into a Third Supplemental Indenture to amend the "Change of Control" events in the Indenture to add further restrictions on the amount of "Owner Payments"; to substitute John Orlando for John Prebich in the "Change of Control" provision; and to require that new financial covenants (the "Financial Covenants") be added that require us to achieve not less than 80% of the projected revenues and EBITDA to be set forth in a business plan in a form and substance reasonably satisfactory to the Holders. In addition we agreed to allow the Holders to audit the books and records of General Media and the payroll records of General Media and GMI and to pay all the legal fees, cost and expenses, and audit fees (collectively the "Amendment Expenses") related to the agreement. We recorded $0.1 million of Amendment Expenses during the year ended December 31, 2002. In July 2002, we also paid $0.1 million to the Holders as a deposit against Amendment Expenses expected to be incurred by the Holders in completing the further amendments to the Indenture required to incorporate the accepted business plan into the financial covenants. In exchange for these amendments the Holders agreed to waive their prior contention that a "Change of Control" event had occurred with respect to the termination of John Prebich, a former President and Chief Operating Officer of General Media.

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

On March 29, 2003, General Media was required to make a principal payment of $2.0 million. On April 14, 2003, the Indenture trustee issued a notice of event of default with respect to the principal payment. On April 15 and 16, 2003 General Media transferred additional funds (including the $0.2 million made available through the repayment of an intercompany balance from GMI) and has fully paid the $2.0 million principal amount. On April 24, 2003, General Media and the Holders completed a letter agreement that consented to the appointment of Stephen Gross as president and chief operating officer of General Media, consented to the filing of General Media's Form 10-K at any time on or before April 30, 2003, consented to an amendment to the Indenture to change the date of the payment of the $2.0 million principal payment that was due on March 29, 2003 to April 17, 2003, and to acknowledge the payment in full of and the absence of any existing or continuing violation, default or event of default under the Indenture with respect to the $2.0 million principal payment that was due on March 29, 2003. In addition General Media and the Holders agreed to amend the "Change of Control" events to substitute Stephen Gross for John Orlando, to eliminate any grace periods with respect to future principal payments commencing with the principal payment due June 29, 2003, to provide the Holders with a copy of the employment agreement between General Media and Stephen Gross (the "Gross Employment Agreement") by May 19, 2003, to liquidate no less than 50% of the aggregate book value of all its artwork pieces in commercially reasonable sales (the "Sales") on or before October 31, 2003 and to use 100% of the net proceeds of such Sales to make additional principal redemption's of the Series C Notes. The agreement was subject to approval by the Holders of the Gross Employment Agreement and the completion of a supplemental indenture incorporating the terms of the letter agreement on or before May 26, 2003. General Media has not entered into or supplied the Gross Employment Agreement to the Holders or completed the supplemental indenture incorporating the terms of the letter agreement and as a result the letter agreement was terminated. In August 2003, the Company terminated its relationship with Mr. Gross.

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

General Media also did not make a required principal payment in the amount of $1.3 million and a required interest payment of $0.05 million that was due on June 29, 2003, did not make a required interest payment on the Notes of $1.5 million that was due on June 30, 2003 and did not yet deliver quarterly Financial Statements to the holders of the Notes as required by the Indenture defining the relative rights of General Media and the Note holders. On July 3, 2003, the Holders sent a notice to General Media advising it of the failure to make the required interest payment due on June 30, 2003, the failure to make required principal payment of $1.3 million that was due on June 29, 2003 and the failure to deliver the required Financial Statements. On July 8, 2003, the trustee issued a notice of event of default with respect to the principal payment and the Notes became callable. The Notes require interest payments of $5.7 million (including the unpaid interest) and principal payments of $39.9 million during the next twelve months plus default interest.

On August 12, 2003, General Media and the other Debtors filed for protection under Chapter 11 after negotiations with the holders of a majority of the principal amounts of the Holders failed to obtain a waiver of the defaults or to provide working capital for our operations. On October 3, 2003, two of the Holders finalized an agreement with General Media to provide up to $6.0 million of debtor-in-possession financing with interest at 13% per annum (the "Agreement" or "DIP Financing"). The Agreement limits the amount of advances under the DIP Financing to the amount of principal projected to be outstanding on a cumulative basis as was set forth on a budget provided by General Media on a schedule to the Agreement. Under the Agreement, General Media has drawn down approximately $2.6 million as of October 28, 2003, which is within the amount allowed for under the budget.

The Agreement also stipulates that by no later than December 1, 2003, General Media and the other Debtors must file a public auction sale motion pursuant to section 363 of the Bankruptcy Code of all or substantially all of General Media and the other Debtors assets. The bidding procedures for the public auction are to be conducted in a form and substance reasonably acceptable to the DIP lenders and the Indenture Trustee with a minimum bid of $23.5 million, plus the outstanding amount of the DIP loan at the time of closing, plus the outstanding amount of a carve-out of expenses for attorneys, accountants and other professionals retained in the Chapter 11 proceedings in an amount not to exceed $1.0 million and the outstanding amount of a carve out of expenses for Curtis Circulation Company, the Company's magazine distributor, of an amount up to $0.5 million. The auction shall occur no later than December 21, 2003 with the sale of assets to the winning bidder to occur no later than January 15, 2004.

The Company is developing a plan of reorganization and attempting to locate an equity investor or alternative financing for the Company before December 1, 2003 to avoid the public auction of the assets of General Media and the other Debtors. There can be no assurance that an equity investor can be located, that alternative financing will be made available to the Company or that the Company will retain any equity in General Media as a result of the Bankruptcy. Even if an equity investor or alternative financing can be located there can be no assurance that the Company can obtain favorable terms under which it can retain these assets.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

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

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that this statement will have a material effect on our financial statements.

In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions". This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. We do not believe that this statement will have a material effect on our financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". The statement amends SFAS 123, "Accounting for Stock-Based Compensation", and is effective for fiscal years ending after December 15, 2002. We do not believe that this statement will have a material effect on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (an Interpretation of ARB No. 51)" ("FIN 46"). FIN 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the beneficiary does not have a majority voting interest. The consolidation requirements of FIN 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The implementation of the provisions of FIN 46 effective January 31, 2003 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect that the adoption of SFAS No. 150 will have a significant effect on our financial statement presentation or disclosures.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We do not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment. The following table summarizes all commitments under contractual obligations as of September 30, 2003:

                                      -----------------Obligations due------------------
                                        Total      1         2-3       4-5       Over 5
                                        Amount    Year      Years     Years      Years
                                      --------------------(In millions)-----------------
Senior Secured Notes                  $  39.9    $  39.9    $ --      $  --      $ --

Other Long-Term Liabilities               0.6        0.3       0.3       --        --
                                      --------   --------   -------   ------     -----
Total Cash Obligations                $  40.5    $  40.2    $  0.3    $ 3.8      $ --
                                      ========   ========   =======   ======     =====

Interest On Senior Secured Notes      $   5.7    $   5.7    $ --      $  --      $ --
                                      ========   ========   =======   ======     =====

All of the above contractual obligations and commercial commitments are subject to compromise as part of the Bankruptcy Proceedings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates. Management does not believe that it has any foreign currency rate risk.

Interest Rates-As of December 31, 2000, we had debt of $52.0 million with a fixed rate of 10 5/8%. On March 29, 2001 we exchanged $51.5 million of this debt for new debt with a fixed rate of 15% and retired $0.5 million of the debt. In July 2001, October 2001 and December 2001, we retired $0.7 million, $1.1 million, $0.7 million of the new debt, respectively, in accordance with the requirements of the Series C Notes. In April, May, July, October and December 2002, we retired $1.3 million, $0.9 million, $1.3 million, $1.9 million and $0.5 million of the new debt, respectively, in accordance with the requirements of the Series C Notes. In January and April 2003 we retired $1.3 million and $1.9 million of the new debt, respectively, in accordance with the requirements of the Series C Notes. During the period from the our filing for Bankruptcy on August 12, 2003 to September 30, 2003 we borrowed $2.0 million from our DIP Financing with a fixed rate of 13%. We are subject to market risk based on potential fluctuations in current interest rates.

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

Among other matters, we sought in our Controls Evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financials statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures. As a result of a change in control on November 6, 2003, we are reevaluating errors in procedure which led up to the unauthorized initial filing of the Quarterly report for the period ended March 31, 2003 on May 23, 2003 containing financial statements having inaccuracies and without the completion of a review of our principal independent auditor. Based on this evaluation, the Company will attempt to improve its Disclosure Controls.

The CEO notes that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, and no corrective actions were required or taken with regard to significant deficiencies and material weaknesses.

Based upon the Controls Evaluation, our CEO has concluded that there are serious and material weaknesses in our Disclosure Controls which will have to modified going forward. However, the existing Disclosure Controls when combined with further investigation were found to be effective to ensure that material information relating to the Company's financial statements and its consolidated subsidiaries contained in this report was made known to management, including the CEO.

                            PART II-OTHER INFORMATION
                            -------------------------

ITEM 1.  LEGAL PROCEEDINGS

On August 26, 2002, two individuals on behalf of themselves and all others similarly situated (the "Class Action Plaintiffs") filed in the Circuit Court of Cook County, Illinois, (the "Illinois Court") an action alleging that General Media committed a breach of contract, a breach of express warranty and consumer fraud when it published the Photographs, falsely representing them to be pictures of a well known woman topless in the June 2003 issue of Penthouse Magazine when they were in reality photographs of someone else. On May 16, 2003, the Illinois Court dismissed the case. In June 2003 the Class Action Plaintiffs filed an amended complaint and asked for reconsideration of the dismissal. General Media intends to vigorously defend itself against this claim.

On July 13, 2001, an employee filed a charge of discrimination (the "Charge") against General Media with the U.S. Equal Employment Opportunity Commission ("EEOC"). On April 11, 2003, the District Director of the EEOC ruled that there was reasonable cause to find that the employee had been subject to discrimination on the basis of disability and age, and that she had been constructively discharged. General Media and the EEOC have been conducting meetings with the employee to determine what actions need to be taken to resolve the Charge. On May 9, 2003, the EEOC recommended a settlement of various institutional training for the Company and a monetary award of $700,000 for the employee. General Media has rejected the EEOC's recommendation on legal and factual grounds and intends to vigorously defend itself in this action. It is too early to determine the possible outcome of the proceedings. Therefore we cannot give an opinion as to the effect this action will have on our financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on our financial condition or results of operations.

On March 28, 2003, a former employee of General Media who was terminated for what General Media believes to be reasonable cause, filed a claim in the Supreme Court of the State of New York seeking damages of $75,000 plus an accounting of their incentive compensation. General Media believes it has no liability to this individual and is vigorously defending itself against this claim.

On March 10, 2003, a former employee of General Media filed a claim in the Supreme Court of the State of New York seeking damages of $1,000,000 for an alleged breach of her employment contract and loss of outside opportunities. The plaintiff claims she was setting up an outside business venture to become a consultant to General Media when she handed in her resignation. She claims that she handed in her resignation, but was persuaded to withdraw it, was allegedly offered her job back, following which her employment was terminated. General Media denies the claims and is vigorously defending itself against this claim.

On June 20, 2003, Fraserside Holdings Limited and Milcap Media Limited filed a claim in the Supreme Court of the State of New York, for an alleged breach of contract regarding a 1999 agreement with General Media to jointly produce and distribute a series of adult motion pictures. The complaint alleges damages of $2,200,000 for breach of contract, breach of fiduciary responsibility, duty of loyalty and fair dealing, and demands for an accounting of revenues and expenses related to the pictures and a declaration that all property in the movies belongs to the plaintiff. General Media believes the claims are without merit and intends to vigorously defend itself in this claim.

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

On July 22, 2003, the landlord for General Media's principal offices obtained a judgement from the Civil Court of The City Of New York against General Media for $449,000 of unpaid rent and expenses. As of the date of the Bankruptcy filing, the Company owed a total of $1,038,000 to the landlord consisting of the $449,000 judgement plus additional rent and other expenses incurred up to the date of filing for Bankruptcy. On October 21, 2003, the Bankruptcy Court approved a settlement with the landlord that allowed the landlord to apply a security deposit held by the landlord in the amount of $956,000 against the $1,038,000 of pre-petition past due rent in exchange for an extension of time to assume or reject the lease to January 31, 2004. General Media has fully paid all its monthly rent obligations under the lease since the Bankruptcy and has until January 31, 2004 to decide if it will assume or reject the lease. We have recorded an impairment charge for fixed asset leasehold improvements in the amount of $1,061,000 as part of the loss from impairment of assets in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2003. The impairment charge is necessary because it is uncertain that General Media will remain in its office facilities to the end of the lease term.

In connection with an amendment to the Distribution Agreement between Curtis Circulation Company ("Curtis") and the Debtors dated April 15, 2003, Curtis claims that it may deduct any amounts owed to it by GMI under the Agreement from monies owed to General Media under its distribution agreement with Curtis, which the Debtors dispute.

There are various other lawsuits claiming amounts against the Debtors. While the outcome of these matters is currently not determinable, it is the opinion of the Company's management that the ultimate liabilities, if any, from the outcome of these cases will not have a material effect on the Company's financial statements.

Unless modified by the Bankruptcy Court, pursuant to an automatic stay provision of section 362 of the Bankruptcy Code, all of the above described pre-petition legal proceedings against General Media and the other Debtors are currently stayed. The claims may be subject to compromise.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 29, 2003, General Media was required to make a principal payment of $2.0 million. On April 14, 2003, the Indenture trustee issued a notice of event of default with respect to the principal payment. On April 15 and 16, 2003 the Company transferred additional funds (including $0.2 million made available through the repayment of an intercompany balance from GMI) and has fully paid the $2.0 million principal amount. On April 24, 2003, General Media and the Holders completed a letter agreement that required the appointment of Stephen Gross as president and chief operating officer of PII, the filing of our Form 10-K on or before April 30, 2003, amendmended the Indenture to change the date of the payment of the $2.0 million principal payment that was due on March 29, 2003 to April 17, 2003, and acknowledged the payment in full of and the absence of any existing or continuing violation, default or event of default under the Indenture with respect to the $2.0 million principal payment that was due on March 29, 2003. In addition the Company and the Holders agreed to amend the "Change of Control" events to substitute Stephen Gross for John Orlando, to eliminate any grace periods with respect to future principal payments commencing with the principal payment due June 29, 2003, to provide the Holders with a copy of the employment agreement between PII and Stephen Gross (the "Gross Employment Agreement") by May 19, 2003, to liquidate no less than 50% of the aggregate book value of all its artwork pieces in commercially reasonable sales (the "Sales") on or before October 31, 2003 and to use 100% of the net proceeds of such Sales to make additional principal redemption's of the Series C Notes. The agreement was subject to approval by the Holders of the Gross Employment Agreement and the completion of a supplemental indenture incorporating the terms of the letter agreement on or before May 26, 2003. The Company did not supply the Gross Employment Agreement to the Holders or complete the supplemental indenture incorporating the terms of the letter agreement and as a result the letter agreement was terminated. In August 2003, we terminated our relationship with Mr. Gross.

On March 31, 2003, General Media was required to make an interest payment in the amount of $1.5 million, which was not made. As a result, the Series C Notes became callable. On May 14, 2003, General Media and the Holders completed a letter agreement in which the parties agreed that the Holders would forbear from exercising certain rights and remedies under the Indenture in consideration for the agreement of Mr. Guccione to contribute certain personal assets held by his holding company, GMI, for the benefit of the General Media, including the agreement to:

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

General Media also did not make a required principal payment in the amount of $1.3 million and a required interest payment of $0.05 million that was due on June 29, 2003, did not make a required interest payment on the Notes of $1.5 million that was due on June 30, 2003, did not make a required principal payment of $2.0 million and a required interest payment of $0.07 that was due on September 29, 2003 and did not make a required interest payment of $1.4 million that was due on September 30, 2003 and did not deliver quarterly Financial Statements to the holders of the Notes as required by the Indenture defining the relative rights of General Media and the Note holders. On July 3, 2003, the holders of a majority of the principal amounts of the Notes (the "Holders") sent a notice to General Media advising it of the failure to make the required interest payment due on June 30, 2003, the failure to make a required principal payment of $1.3 million that was due on June 29, 2003 and the failure to deliver the required Financial Statements. On July 8, 2003, the trustee issued a notice of event of default with respect to the principal payment and the Notes became callable. The Notes require interest payments of $5.7 million (including the unpaid interest) and principal payments of $39.9 million during the next twelve months plus default interest.

As stated in Notes 1 and 2 of the Notes to Condensed Consolidated Financial Statements, on August 12, 2003, General Media and the other Debtors filed for protection under Chapter 11 after negotiations with the holders of a majority of the principal amounts of the Holders failed to obtain a waiver of the defaults or to provide working capital for General Media's operations. On October 3, 2003, two of the Holders finalized an agreement with General Media to provide up to $6.0 million of debtor-in-possession financing with interest at 13% per annum (the "Agreement" or "DIP Financing"). The Agreement limits the amount of advances under the DIP Financing to the amount of principal projected to be outstanding on a cumulative basis as was set forth on a budget provided by General Media on a schedule to the Agreement. Under the Agreement, General Media has drawn down approximately $2.6 million as of October 28, 2003, which is within the amount allowed for under the budget.

The Agreement also stipulates that by no later than December 1, 2003, General Media and the other Debtors must file a public auction sale motion pursuant to section 363 of the Bankruptcy Code of all or substantially all of General Media and the other Debtors assets. The bidding procedures for the public auction are to be conducted in a form and substance reasonably acceptable to the DIP lenders and the Indenture Trustee with a minimum bid of $23.5 million, plus the outstanding amount of the DIP loan at the time of closing, plus the outstanding amount of a carve-out of expenses for attorneys, accountants and other professionals retained in the Chapter 11 proceedings in an amount not to exceed $1.0 million and the outstanding amount of a carve out of expenses for Curtis Circulation Company, the Company's magazine distributor, of an amount up to $0.5 million. The auction shall occur no later than December 21, 2003 with the sale of assets to the winning bidder to occur no later than January 15, 2004. These time periods and deadlines may be effected by a motion filed by the Debtors on November 26, 2003 to extend the time during which the Debtors have an exclusive right to file a plan of reorganization and solicit acceptances and by negotiation with the DIP Financier.

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

General Media also did not make a required principal payment in the amount of $1.3 million and a required interest payment of $0.05 million that was due on June 29, 2003, did not make a required interest payment on the Notes of $1.5 million that was due on June 30, 2003, did not make a required principal payment of $2.0 million and a required interest payment of $0.07 that was due on September 29, 2003 and did not make a required interest payment of $1.4 million that was due on September 30, 2003.

The Debtors made their Chapter 11 filing on August 12, 2003. As a result of the filings, no principal or interest payments have been or will be made on indebtedness incurred by the Debtors prior to August 12, 2003, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court.

On August 12, 2003, two of the Holders entered into a financing agreement with General Media to provide up to $5,000,000 of debtor-in-possession financing with interest at 13% per annum (the "Preliminary DIP Financing"). The Preliminary DIP Agreement limited the financing to $3,000,000 until a final financing order was signed by the Bankruptcy Court. This Agreement was approved for the payment of certain permitted pre-petition claims, working capital needs and other general corporate purposes. It also provides a source of outside financing in order for us to make up potential gaps in our cash flow during the course of the Bankruptcy. The Preliminary DIP Agreement also limited the amount of advances to an amount of principal that was projected to be outstanding on a weekly basis as set forth in a budget provided by General Media on a schedule to the Agreement.

In September 2003, the Debtors defaulted on certain covenants relating to the Preliminary DIP Agreement when they borrowed amounts in excess of those allowed in the budget. As a result of the default, the two Holders threatened to stop supplying advances under the Preliminary DIP Financing. On October 3, 2003, General Media settled the default by finalizing an new agreement with the two Holders (the "Final Agreement" or "DIP Financing") under which General Media has been provided with up to $6,000,000 of secured debtor-in-possession financing with interest at 13% per annum in return for its agreement that by no later than December 1, 2003, General Media and the other Debtors must file a public auction sale motion pursuant to section 363 of the Bankruptcy Code of all or substantially all of General Media and the other Debtors assets. The Final Agreement limits the amount of advances under the DIP Financing to the amount of principal projected to be outstanding on a cumulative basis as was set forth on a revised budget provided by General Media on a schedule to the Final Agreement. Under the Final Agreement, General Media has drawn down approximately $2.6 million as of October 28, 2003 and is in compliance with all the covenants of the Final Agreement.

The Final Agreement specifies that the bidding procedures for the public auction, should it become necessary, are to be conducted in a form and substance reasonably acceptable to the DIP lenders and the Indenture Trustee with a minimum bid of $23,500,000, plus the outstanding amount of the DIP loan at the time of closing, plus the outstanding amount of a carve-out of expenses for attorneys, accountants and other professionals retained in the Chapter 11 proceedings in an amount not to exceed $1,000,000 and the outstanding amount of a carve out of expenses for Curtis Circulation Company, the Company's magazine distributor, of an amount up to $500,000 (See Note 2 of the Notes to Condensed Consolidated Financial Statements for further details of the Curtis carve out.). Certain deadlines to the process are described in Item 2 Changes in Securities and Use of Proceeds.

ITEM 5.  OTHER INFORMATION

The following information is submitted in lieu of filing a Form 8-K Report.

ACQUISITION OF DEL SOL INVESTMENTS, LLC

On November 6, 2003, we entered into a Membership Interest Purchase Agreement with Del Sol Investments, GP a California general partnership under which we will acquire 100% of the membership interests of Del Sol Investments, L.L.C., an Arizona limited liability (formerly known as Mortgage Capital Fund One, L.L.C.) in exchange for 30,000,000 shares of our common stock and 10,500,000 shares of Series C Preferred Stock, having an aggregate liquidation preference of $105 million and a cumulative preferred dividend of 4% of the liquidation preference per year, payable quarterly in kind. In addition, we agreed to issue 3,000,000 shares of common stock and 1,050,000 shares of Series C Preferred Stock to ANL Capital GP as a consulting fee equal to 10% of the consideration received by the sellers. The shares of Series C Preferred, when issued pursuant to an amendment and restatement of our articles of incorporation that has been approved by the holders of the requisite number of outstanding shares of our capital stock ,will convertible into common shares at $3.00 per share and may not be converted until our common stock is listed on a recognized national stock exchange. The Del Sol LLC transaction set forth in the Purchase Agreement will close when the amendment to our articles of incorporation is recorded with the state of Florida and we have issued and delivered the preferred stock consideration described hereinabove, as well as our completion of any other legal requirements that may be required to consummate the transaction.

At the time of enter into the Purchase Agreements, Del Sol Investments, LLC owned 99.5% of Del Sol Investments, S.A. de C.V., which owns by contract real estate consisting of 150 hectares (370.5 acres) of land with ocean frontage in the city and harbor of Zihuatanejo, State of Guerrero, Mexico (the "Property"). The Property is a planned resort development in the resort area known as Ixtapa.

We plan to develop the Property in several phases, including a themed resort, a golf course, residential development and timeshare facilities. We also intend to utilize financing secured by the property for general corporate purposes. The property asset may be included as collateral, or other contribution, in the Plan of Reorganization for General Media, Inc. and its subsidiaries which are subject to Chapter 11 proceedings. The beneficial owner of a majority of the outstanding PII common stock has retained bankruptcy counsel and investment bankers to provide advice on the use of the Property in connection with the proceedings.

CHANGE OF CONTROL

In a series of simultaneous transactions related to the acquisition of Del Sol Investments, LLC, beneficial ownership of 127,500,000 shares of our outstanding common stock was transferred from General Media International, Inc. ("GMII") to Dr. Luis Enrique Fernando Molina, who subsequently transferred his interest to The Molina Vector Investment Trust, for which Dr. Molina is sole trustee and beneficiary. The shares were the subject of a pledge securing a $1,650,000 loan from IIG Trade Opportunities Fund NV to General Media International, Inc., made in June, 2003 and which was in default since July 2003, 2003. The proceeds of the loan were used to reduce the principal balance outstanding on the senior secured notes of General Media, Inc.

Del Sol Investments, LLC, acquired the right to the shares under an Assignment and Assumption Agreement dated November 6, 2003. The consideration for the Assignment was the delivery of a promissory note in the amount of $3.0 million. The note is guaranteed by Dr. Molina and his agreement to grant, or cause the owner to grant, a mortgage on the Property to secure the repayment of the $1,650,000 loan and other obligations aggregating $3.0 million. GMII agreed to deliver the 127,500,000 shares of our common stock to Del Sol Investments, LLC in lieu of a foreclosure proceeding and Del Sol Investments, LLC transferred beneficial ownership through its sole member, Del Sol Investments GP, a California general partnership to the general partnerships members just prior to our acquisition of Del Sol Investments, LLC described above, in proportion to their ownership in the partnership.

         As a result of the foregoing transactions, control of our voting stock passed to the principal shareholders named in the following table:

--------------------------------------- ------------------------------------------- ----------------------------------
                                                     Number of shares               Percent of Class (1)
--------------------------------------- ------------------- ----------------------- ------------------ ---------------
Name of Beneficial Owner                Before                      After                Before            After
--------------------------------------- ------------------- ----------------------- ------------------ ---------------
The Molina Vector Investment Trust (2)         127,500,000       157,500,000               82%              86%
--------------------------------------- ------------------- ----------------------- ------------------ ---------------

---------
         (1) Percentages based upon 151,690,000 shares of common stock outstanding as of October 31, 2003 and adjusted to give effect to the issuance of 30,000,000 [or 33,000,000] common shares in connection with the Acquisition of Del Sol Investments, LLC described below. Does not give effect to the possible conversion of 10,500,000 shares of Series C Preferred Stock held by the Trust, which , following listing of our common stock on a National Exchange, are convertible into up to 35,000,000 additional shares of common stock.

         (2) Dr. Molina, as sole trustee, may be deemed the beneficial owner of all shares held by the Trust.

GMII owns 5,000 shares of our Series A Preferred stock having an aggregate liquidation preference of $5.0 million. In order to permit the assignment described above to occur, the acquisition of Del Sol Investments, LLC and to permit us to obtain financing in the future for the development of real estate and working capital, we induced GMII to waive all restrictive provisions of the Series A Preferred Stock in exchange for a one year option which permits GMII to exchange all 5,000 shares of the Company's Series A Preferred Stock for 475,000 shares of General Media, Inc. The 475,000 shares of General Media constitute all of our interest in General Media and its principal operating subsidiaries, which are in reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code.

Immediately following the above described transactions, Robert C. Guccione and Charles Samel resigned as officers and directors. They did not resign any position they held with General Media, Inc., the publisher of Penthouse magazine, or any of General Media's subsidiaries. Del Sol Investments, LLC, as the owner of approximately 84% of our voting stock immediately prior to our acquisition of Del Sol, approved an amendment to the Company's articles of incorporation to authorize the issuance of shares of Series A Preferred Stock, approved the acquisition transactions described above and appointed the following officers and directors of the Company.


---------------------------------------- -------- -----------------------------------------------------
NAME                                     AGE      OFFICES
---------------------------------------- -------- -----------------------------------------------------
Amb. Milton R. Polland (Ret.)            92       Chairman and Acting Chief Executive Officer
---------------------------------------- -------- -----------------------------------------------------
Claude Bertin                            55       Executive Vice President, Secretary and a Director
---------------------------------------- -------- -----------------------------------------------------

Milton Polland has been active in politics and business since 1940. He founded The Polland Company, Ltd. in 1952 as actuarial consultants and has been Chairman of the Board of several life insurance companies and a principal shareholder in other insurance companies. He was partners with California Gov. Goodwin Knight in Knight-Polland Financial Consultants. He is a past director of the Wilshire Bank. He was appointed to a post in the Commerce Department by President Kennedy and was National Chairman of Republicans for Presidential Nominee Hubert Humphrey. Since 1962, he has been a member of the American Arbitration Panel. He represented President Kabua of the former US territory of the Marshall Islands, including serving at request as Ambassador to Mexico. He was co-manager for the Gov. Dewey/Gov. Earl Warren US Presidential nomination and was a member of both the State of Wisconsin and the National Republican Finance Committee. He has written extensively in politics and insurance and remains an active investor in several financial services companies. He is a graduate of Marquette University and has a law degree from Milwaukee Law School.

Claude Bertin began his career in 1973 with Wagonlit/Cook travel as operation manager. He became director at American Express in 1983 with responsibility for travel product marketing. From 1994-1995 he was Director Business Development at Harvard Consulting Group before taking the position of General Manager France & Northern Europe of Aeromexico with responsibilities for airport operation and tour operations. He became Director Business Development and Financial Analysis at Thomas Cook Group, the largest leisure group in the world. He became vice president at Azteca Airlines subsequently. Mr. Bertin is fluent in French, English, German, Italian and Spanish and is a Mexican and French citizen. He is a graduate of Universite de Paris-Sorbonne Paris, France and has a diploma from Harvard University.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed in the "Exhibit Index" are filed as part of this report.

(b)      Reports on Form 8-K.

         Form 8-K dated August 12, 2003, filed on August 8, 2003 reporting under
         Item 3 "Bankruptcy or Receivership," the filing by General Media, Inc. and the other Debtors of voluntary petitions of relief under Chapter 11 of Title 11 of the United State Code (the "Bankruptcy") and under Item 5 "Other Events and Regulation FD Disclosure", press release information concerning the Bankruptcy.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Penthouse International, Inc.
                                       (Registrant)

Dated: November 10, 2003               By:  /s/ Milton Polland
                                           -------------------------------------
                                           Milton Polland
                                           Chairman of the Board and CEO
                                           (Principal Executive and Financial
                                           Officer)

                                  Exhibit Index
                                  -------------

Exhibit No.       Description
-----------       -----------

10.1 Membership Interest Purchase Agreement dated as of November 6, 2003 by and between Penthouse International, Inc. and Del Sol Investments G.P.

31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)

31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a)

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  - Section 1350